Form 10-K
period 2010-10-31
Univest Tech Inc.
filed 2011-02-14
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-54171

UNIVEST TECH, INC.
 (Exact Name of Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

11805 E. Fair Ave
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(zip code)

(970) 405-3105
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past sixty days cannot be determined since the Registrant’s securities currently have no public market.

FORM 10-K

Univest Tech, Inc.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Univest Tech,” “we,” “us,” and “our,” refer to Univest Tech, Inc, a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

Our business is to develop and market music to individual consumers using the most current technology available, initially exclusively over the Internet. We plan to offer exclusive artist music from recognized artists, who are talent with a substantial fan base, as well as an active Internet domain.  We also plan to eventually offer other products, such as musical equipment, although we have no definitive plans at this point to do so.

We plan to target specific demographics, initially men and women between the ages of 18-35 years old and to initially exclusively rely upon the Internet for the worldwide distribution of our content. We plan to use the music as a marketing tool for future sales. With the content we plan to develop and market on our channel, which will be a website we plan to develop. We plan to eventually have a captured market in which we can then provide live performance festivals worldwide.

   The live festivals will act as a promotional vehicle as well as a significant revenue machine. With the live festivals, we plan to develop revenue with ticket sales, product sales, sponsorship and advertising.

     The current business plans include:

•	Technology for delivery of music product using standard available engineered systems
•	Music product and artists
•	Equipment sales
•	Live festival marketing events

We will first start by developing the artists and music products. We will then use this talent to deliver the products through product sales. We will also use festival marketing events to promote our products.

We were incorporated on November 6, 2007. Our original location is in the Denver, Colorado metropolitan area, but we plan to operate on a world wide basis.  We plan to sell our services to the general public. We expect approximately $25,000 in operating costs over the next twelve months. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from funds which may be loaned to us by Mr. Womack, our President. In the event that we need additional capital, Mr. Womack has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

 In August, 2008, we completed a private placement of our common shares under an exemption from the federal securities laws. We raised a total of $26,750 in this offering and sold a total of 107,000 shares.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Operations

We do not believe that there is a dominant marketing application. The internet has matured in its use by businesses and consumers. Music is sold via the internet by both CD sale and download. Technology to deliver is obtainable in off the shelf and customized applications. Web based applications are accepted by the market globally and growing in their market share. Broadband Connections are readily available and in use by a large percentage of our target audience for this venture.

Our primary mission is to create music utilizing recognized artists who are talent with a substantial fan base as well as an active Internet domain and deliver it to consumers in several media as a marketing tool that generates revenue.  Our music will only be available from us and our exclusive channel, which will be a website which we plan to develop.
We will develop this website to house our content. We will seek advertisers for the website and will be paid on a per “click” basis for ads which are viewed on our website. We plan to market our content on this website. We also plan to resell the data which we have mined from our website to advertisers. This data would consist of information voluntarily left with us by persons who have visited our website. The information can be sold to advertisers on a per person visit basis or aggregated to show various marketing preferences and trends. To date, we have not developed a website.

There are two types of artists who we plan to promote. The first are recognized artists that have a substantial fan base as well as an active internet domain. Web traffic will be created from recognized artists domains as well as direct marketing. The second are new artists that can be launched on the backs of the established artists. The new artists will be produced by us. It will be our goal to create pop music that has a distinctive sound, different by way of leveraged technology and production methods. We will initially focus on recognized artists. We plan to attract them with agreements which give them better profits than they can currently obtain from other companies. Once we have established a base of such artists, we plan to search for new artists.

We will initially focus on recognized artists. This will be our basis for selecting our intial group of artists. We plan to attract them with agreements which give them better profits than they can currently obtain from other companies. We believe that there are sufficient numbers of artists who feel neglected and would respond positively to offers to give them better profits than they can currently obtain from other companies. We plan to provide them with ongoing royalties from the sale of their music. Once we have established a base of such artists, we plan to search for new artists.

We plan to develop the festivals around the artists and music products which we will acquire or develop. We plan to begin developing these festivals once have both artists and music content.

We have developed several concept festivals that include the best of British blues and 80’s rock. We plan to use established brand names of artists not currently on the charts who have been neglected by the industry for corporate performances.

We plan to use the results of these activities to provide ongoing royalties to us and for our artists including;

•	Song royalty
•	Sales of CD’s and downloads
•	Ring tone revenue
•	Video
•	Gaming

We plan to market these activities listed above exclusively on our website.

We also plan to conduct Virtual Festivals. The Virtual Festival is a performance event which utilizes the internet for use in live performances and the delivery of marketing messages to the attendees and creates sales opportunities via a captured market audience. The Virtual Festival then becomes a direct channel that can be utilized by us for direct technology sales as well as for equipment sales and distribution. Sponsorships for these events can be a substantial source of revenue. We are currently in discussion with several potential primary sponsors but have no definitive agreements.

The festivals and corporate performances will be used as events which provide a basis to market our products. They will not be the principal method, but one of several vehicles. The frequency of their use will depend on there success in generating revenues.

We anticipate that we can develop revenues from the following sources:

1.	Event Ticket Sales
2.	Music Media Sales
3.	Merchandise Sales
4.	Promotional/Sponsorship and Advertising Revenue
5.	Web traffic sales driven from event

   Initially, we plan to generate revenue solely from the sale of artist music and associated merchandise, as well as the sale of advertising on our web site. With the content we plan to develop and market on our channel,  we anticipate eventually having a captured market in which we can then provide live performance festivals worldwide. These festivals are planned to generate ticket sales, the sale of artist music and associated merchandise, and website sponsorship and advertising revenue.

We plan to initially operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

Organization

We are comprised of one corporation. All of our operations are conducted through this corporation.

Markets

Our sales strategy is two fold:

1.	Selling where music and technology are sold together direct to the consumer online on a website yet to be developed by us; and

2.	React in a market driven manner to ensure consumer demand is met in real-time. This will involve providing prompt response to consumer demand through Internet sales.

We believe that the primary reason that customer would buy from us rather than competitors would be the products that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on our product offerings to develop a competitive edge. We plan to utilize the efforts of our principal officer to develop our business.

We are not presently marketing our product but plan to do so prior to the end of 2011. We plan to utilize the existing business relationships of our principal officer, Mr. Womack to develop our opportunities. Mr.Womack does not currently have any substantial experience in the music industry but has had experience in the development of web sites and in Internet related activities. All operational decisions will be made solely by Mr. Womack.

It should be noted, however, that we do not have any history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

Clients and Competition

We are not aware of any direct competitor. Almost all of the companies in this industry have greater resources and expertise than us. Any of them could chose to enter our proposed market at any time. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Backlog

At October 31, 2010, we had no backlogs.

Employees

           We have one full-time employee: Mr. Patrick Womack, our President. Mr. Womack does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

Proprietary Information

           We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Item 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have no successful history of operations, have never generated any revenues, and have never been profitable.  We have a negative stockholders equity. As a result, we may never become profitable, and we could go out of business.

We were formed as a Colorado business entity in November, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on November 6, 2007 through October 31, 2010, we generated no revenue. We had a negative stockholders’ equity of $23,336 at October 31, 2010. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2010 and 2009, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin substantial operations;

•	our ability to locate clients who will purchase our products and services; and

•	our ability to generate substantial revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Womack has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. As a result, an investor could lose his entire investment.

The concept for our business model was developed in 2007. We have operated as a corporation for short amount of time. We have a limited operating history, based upon no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

We have no experience as a public company. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay or indefinitely postpone our development and impair our operations. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Womack, our President. In the event that we need additional capital, Mr. Womack has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

There are risks associated with introducing new products. If we are not successful with those product introductions, we will not realize on our investment in developing those products. An investor could lose his entire investment.

We will continue to evaluate opportunities to develop product solutions, and when we choose to develop such products we will incur expenses in those development efforts. Market acceptance of new products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market, or our competitors may be more effective in reaching the market segments we are targeting with these products. Slow market acceptance of these products will delay or eliminate our ability to recover our investment in these products. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue. An investor could lose his entire investment.

Our ability to grow our business depends on relationships with others. We have no established relationships at this time.  We may never develop such relationships. Further, if we were to lose those relationships, we could lose our ability to sell certain of our products.   An investor could lose his entire investment.

Most of our revenue and a majority of our gross profit are expected to come from selling integrated solutions, consisting of combinations of hardware and software products produced by others. While our relationships will change from time to time, we must rely upon technology partners to augment and enhance the products we plan to sell. At the present time, we do not have any technology partners and cannot guarantee we will ever develop any such partners. If we do develop such partners, we risk that a given technology partner will change its marketing strategy and de-emphasize its use of marketing partners such as us. Our ability to generate revenue from reselling our products would diminish and our operations and results of operations would be materially and adversely affected. An investor could lose his entire investment.

We are a small company with no operating history and limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively. An investor could lose his entire investment.

 Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients. An investor could lose his entire investment.

We may be unable to hire and retain key personnel. As a result, we could go out of business and an investor could lose his entire investment.

Our future success depends on our ability to attract qualified storage technology and geospatial imagery personnel. We may be unable to attract these necessary personnel. If we fail to attract or retain skilled employees, or if a key employee fails to perform in his or her current position, we may be unable to generate sufficient revenue to offset our operating costs. As a result, we could go out of business and an investor could lose his entire investment.

We may need to substantially invest in marketing efforts in order to grow our intended business, which will be expensive. As a result, we could go out of business and an investor could lose his entire investment.

In order to grow our intended business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among retailers, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability. On the other hand, we could go out of business and an investor could lose his entire investment.

Our intended business is not diversified, which could result in significant fluctuations in our operating results. As a result, we could go out of business and an investor could lose his entire investment.

All of our intended business will be involved in the marketing of music based on technology solutions, and, accordingly, is dependent upon trends in the sector. Downturns in the music sector could have a material adverse effect on our intended business. A downturn in the music sector may reduce our stock price, even if our business is successful. As a result, we could go out of business and an investor could lose his entire investment.

Because our current officers and directors are involved with other businesses, the manner in which we operate may create the possibility of a conflict of interest.

All of our officers and directors are also involved with other businesses. As a result, each must balance his time with respect to his responsibilities. These other time commitments could create conflict of interest with respect to our operations. Each of our officers and directors is aware of their responsibilities and plans to operate our Company in such a manner as to minimize the effect of any conflict of interest. Each of these officers and directors will use their best judgments to resolve all potential conflicts. We cannot guarantee that any potential conflicts can be avoided.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management. The loss of any or all of our management, particularly Mr. Womack, our President, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Womack, our President, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment. We have no written employment agreements with any officers and directors, including Mr. Womack. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. As a result, it may be difficult or impossible for you to liquidate your investment.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our products;

*	departures of key personnel.

Of our total outstanding shares as of October 31, 2010, a total of 21,769,600, or approximately 94.5%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.  As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

The share control position of Patrick Womack  will limit the ability of other shareholders to influence corporate actions.

Our largest shareholder, Patrick Womack , will own and control 22,000,000 shares and thereby control approximately 95.47% of our outstanding shares.  Because Mr. Womack will beneficially control almost 50% of the outstanding shares he will have a significant role in controlling the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if he believed such changes were in the best interest of our shareholders generally.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

In general, buying low-priced penny stocks is very risky and speculative.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  You may not able to sell your shares when you want to do so, if at all.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meetings in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of October 31, 2010, there were 46 record holders of our common stock, and there were 23,044,500 shares of our common stock outstanding.

Market Information

No public market currently exists for shares of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal year ended October 31, 2010 and 2009. For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: at October 31, 2010

Cash		$9,130.00
Total assets		$9,130.00
Total liabilities	$
Shareholders' equity		$(23,336)

Operating Data: for the twelve months ended October 31, 2010

Revenues		$-0-
Operating Expenses		$8,518
Net (Loss)		$10,518

Balance Sheet Data: at October 31, 2009

Cash	$18,669
Total assets	$18,669
Total liabilities	$31,487
Shareholders' equity	$(12,818)

Operating Data: for the fiscal year ended October 31, 2009

Revenues	$-0-
Operating Expenses	$10,030
Net (Loss)	$(12,030)

Results of Operations.

From our inception on November 6, 2007 through October 31, 2010, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end, October 31, 2010 and 2009, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended October 31, 2010 were $8,518. This compares with operating expenses for the fiscal year period ended October 31, 2009 of $10,030. For the period from November 6, 2007 through October 31, 2010 they were $42,058. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $10,518 for the fiscal year ended October 31, 2010. This compares with a net loss for the fiscal year ended October 31, 2009 of $12,030.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended October 31, 2010, compared to the fiscal year ended October 31, 2009, were very similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Womack has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so.

On the other hand, if we decide that we cannot operate at a profit in our current configuration, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In such event, we will probably not be profitable. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of October 31, 2010, we had cash or cash equivalents of $9,130. As of October 31, 2009, we had cash or cash equivalents of $18,669.

Net cash used for operating activities was $9,539 for the fiscal year ended October 31, 2010. This compares to net cash used for operating activities of $7,509 for the fiscal year ended October 31, 2009. For the period from November 6, 2007 through October 31, 2010 they were $17,620.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through October 31, 2010.

Cash flows provided by financing activities were $-0- for the fiscal year ended October 31, 2010. and October 31, 2009. For the period from November 6, 2007 through October 31, 2010 they were $26,750. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

Over the next twelve months we do not expect any material capital costs to develop operations. We plan to buy office equipment to be used in our operations, which is included in our $25,000 operating costs. Our operating costs of $25,000 will be used for operations, but none will be used to pay salaries.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a music business and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation.

Our plan for the twelve months beginning November 1, 2010 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Our intended business will be to develop and market music based on technology solutions. We plan to offer exclusive artist music from established artists, direct for targeted demographics, on a global basis through the Internet. We plan to use the music as a marketing tool for future sales in a captured market via live performance festivals worldwide. The live festivals will act as a promotional vehicle as well as a significant revenue machine.

The current business plans include:

●	Technology for delivery of music product using standard available engineered systems
●	Music product and artists
●	Equipment sales
●	Live festival marketing events

Each component is planned to be developed as simultaneously as possible. We will first start by developing the artists and music products. We will then use this talent to deliver the products through product sales. We will also use festival marketing events to promote our products.

From our inception on November 6, 2007 through October 31, 2010, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business (which would mean closing the company and having the shareholders lose all or most of their investment);

2.	Continue to seek alternative and acceptable sources of capital(Mr. Womack is currently our only source of financing. We would look to alternative sources, if available);

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders, including Mr. Womack, would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through October 31, 2011. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by October 31, 2011. We estimate that we must generate approximately $25,000 in sales per year to be profitable. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so.  On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through October 31, 2011 for working capital purposes, although he has no obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

               We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Univest Tech, Inc.

FINANCIAL STATEMENTS

With

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Univest Tech, Inc.
Parker, Colorado

I have audited the accompanying balance sheets of Univest Tech, Inc. (a development stage company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from November 6, 2007 (inception) through October 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Univest Tech, Inc. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from November 6, 2007 (inception) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
February 9, 2011	RONALD R. CHADWICK, P.C.

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	October 31,	October 31,
	2010	2009

Current Assets

Cash	$9,130	$18,669

TOTAL ASSETS	$9,130	$18,669

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$1,500	$2,521
Interest payable	5,966	3,966
Notes payable-related party	25,000	25,000

TOTAL LIABILITIES	32,466	31,487

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained earnings (deficit)	(48,024)	(37,506)

TOTAL SHAREHOLDERS' EQUITY	(23,336)	(12,818)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,130	$18,669

The accompanying notes are an integral part of these financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended October 31, 2010	Year Ended October 31, 2009	November 6, 2007 (inception) thorugh July 31, 2010

Revenue	$-	$-	$-

General and administrative expenses

Accounting	4,930	4,750	10,195
Consulting	-	-	22,518
Office	2,588	1,908	4,567
Legal and professional fess	200	-	603
Stock transfer fees	800	3,372	4,175

Total expenses	8,518	10,030	42,058

(Loss) from operations	(8,518)	(10,030)	(42,058)

Other (expense) interest	(2,000)	(2,000)	(5,966)

Net (loss)	$(10,518)	$(12,030)	$(48,024)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

The accompanying notes are an integral part of these financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at November 6, 2007 (Inception)	-	$-	$-	$-	$-

November 7, 2007 issued 22,937,500
shares of par value $.001 common stock
for services valued at or $.001 per share	22,937,500	22,938	-		22,938

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

The accompanying notes are an integral part of these financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	October 31,	October 31,	July 31,
	2010	2009	2010

Net (Loss)	$(10,518)	$(12,030)	$(48,024)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938

Increase in accounts payable	(1,021)	2,521	1,500
Increase in interest payable	2,000	2,000	5,966

Cash used in operating activities	(9,539)	(7,509)	(17,620)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	-	25,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	-	26,750

Net increase in cash	(9,539)	(7,509)	9,130
Cash at beginning of period	18,669	26,178	-
Cash at end of period	$9,130	$18,669	$9,130

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of these financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through October 31, 2010
The Year Ended October 31, 2010 and 2009

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Univest Tech, Inc. (the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was formed to develop and market music based on technology solutions. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the periods presented was $0.  Cash paid for income taxes during the periods presented was $0.

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding.

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through October 31, 2010
The Year Ended October 31, 2010 and 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company will develop and market music based on technology solutions. The revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collection is reasonably assured. As of October 31, 2010 and 2009, the Company has had no revenues.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations, and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern.
The Company believes it can raise capital through equity sales and borrowing to fund its marketing and operating activities. Management believes this will contribute toward its operations and subsequent profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of $.001 par value common stock.  Through January 31, 2010, the Company issued a total of 22,044,500 shares raising $26,750.

On November 7, 2007 the Company issued 22,937,500 shares of $.001 par value common stock for services valued at $22,938 or $.001 per share.

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through October 31, 2010
The Year Ended October 31, 2010 and 2009

Note 4 – Capital Stock (continued)

On August 8, 2008 the Company completed its private offering and issued 107,000 shares of $.001 par value common stock for $26,750 or $.25 per share. The Company incurred offering expenses totaling $25,000. These expenses directly reduced the offering proceeds of $26,750 resulting in net funds received of $1,750.

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2009.

The Company has declared no dividends through October 31, 2010.

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At October 31, 2010 and October 31, 2009, the Company had approximately $48,024 and $37,506 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $9,605 and $7,501 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended October 31, 2010 and October 31, 2009 was approximately $2,104 and $2,406..

Note 6 -  Note Payable

The Company at October 31, 2010 and October 31, 2009 had an outstanding note payable for $25,000 to a company related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the note for the years ended October 31, 2010 and 2009 was $2,000 each year. For the years ended October 31, 2010 and 2009 accrued interest payable was $5,966 and $3,966.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of October 31, 2010.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as October 31, 2010.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

       Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

       Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Patrick Womack	29	President, Secretary-Treasurer, Director

Tim Tucker	46	Director

 Mr. Womack has been our President, Treasurer and a Director since our inception. From 2006 to the present, he has been the President of UNI Royalties, Ltd., Oil & Gas Royalty Company, Primal Energy, LLC, UNI Royalty Group, Ltd, and Univestors, Inc., all private oil and gas  drilling and production companies. He is also a principal of Energy Keywords, LLC, Cloud Information and Search Technology Company, Laughing Software, LLC, an O.S. Mobile Application and Software Development Company, Savvy Royalties, Ltd, a Royalty Investment Company,From 2004 to 2006, he was President of RS Digital Media, Inc., a private company which was engaged in consulting with various internet marketing companies and web developers. He has had experience in the development of websites and internet solutions since 2004. In 2007, he formed Univest, Inc., a Colorado corporation which was a company whose plan was to provide investment capital and consulting to new ventures. At the present time, Univest, Inc is dormant. He graduated from the University of Northern Colorado in 2005. Mr. Womack plans to devote a minimum of twenty hours per month to the activities of our company.

Mr. Tucker has been a Director since our inception. From 1986 to the present, he has been the Chief Executive Officer of the Tucker Companies, of Denver, Colorado, which are three private companies in the business of general commercial construction and providing consulting relating to these activities. From 2005 to the present, he has also been a principal of Direct Music, a private music technology publishing and production company and the Assured Venture Group, which is private company providing business plan consulting to small business organizations.

He was the founder and Chief Executive Officer of AXAS Technology for 2001 to 2003, which was a private company in the business of Technology XML. From 1999 to 2000, he was involved with GoControls, which was a private company in the business of Creating Technology Supply Chain. Mr. Tucker received his education at University of Nebraska. Mr. Tucker plans to devote a minimum of ten hours per month to the activities of our company.

Neither of these officers or directors are involved, or have been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

       There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

       Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

       We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

       Our officer and director does not receive any compensation for his services rendered to us, nor have he received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay our officer and director.  Further, our officer and director is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer and director in the future.

       None of our officers and director will receive any finder’s fee, either directly or indirectly, as a result of his efforts to implement our business plan outlined herein.

       No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of October 31, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 23,044,500 common shares were issued and outstanding as of October 31, 2010.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Patrick Womack	22,000,000	95.47%
11805 E. Fair Ave
Greenwood Village, CO 80111

Tim Tucker	15,000.07%
11805 E. Fair Ave
Greenwood Village, CO 80111

All Officers and Directors as a Group	22,015,000	95.54%
(two persons)
_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.

   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we is provided by our President and largest shareholder on a rent-free basis.

As of October 31, 2010, we had an outstanding note payable for $25,000 to a company controlled by our President, Mr. Womack. This note is unsecured, bearing interest at 8% per annum and due on demand.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, was paid an aggregate of $7,500 for the year ended October 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,500 for the year ended October 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1*	Form of Subscription Agreement
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2011.

UNIVEST TECH, INC.

By:	/s/ Patrick Womack
Patrick Womack,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 14, 2011	By:	/s/ Patrick Womack
Patrick Womack,
Director