Form 10-Q
period 2011-01-31
Univest Tech Inc.
filed 2011-04-06
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   January 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

UNIVEST TECH, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

11805 E. Fair Ave
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(zip code)

 (970) 405-3105
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of January 31, 2011, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2011

Univest Tech, Inc.
Financial Statements

UNIVEST TECH, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS
	Unaudited January 31, 2011	October 31, 2010

Current Assets

Cash	$6,630	$9,130

TOTAL ASSETS	$6,630	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$1,500	$1,500
Interest payable	6,466	5,966
Notes payable-related party	25,000	25,000

TOTAL LIABILITIES	32,966	32,466

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained earnings (deficit)	(51,024)	(48,024)

TOTAL SHAREHOLDERS' EQUITY	(26,336)	(23,336)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,630	$9,130

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEST TECH, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Unaudited Three Month Period Ended January 31, 2011	Unaudited Three Month Period Ended January 31, 2010	Unaudited November 6, 2007 (inception) thorugh January 31, 2011

Revenue	$-	$-	$-

General and administrative expenses

Accounting	2,500	1,680	12,695
Consulting	-	-	22,518
Office	-	737	4,567
Legal and professional fess	-	-	603
Stock transfer fees	-	-	4,175

Total expenses	2,500	2,417	44,558

(Loss) from operations	(2,500)	(2,417)	(44,558)

Other (expense) interest	(500)	(500)	(6,466)

Net (loss)	$(3,000)	$(2,917)	$(51,024)

Basic (Loss) Per Share	$-	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEST TECH, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Unaudited Three Month Period Ended January 31, 2011	Unaudited Three Month Period Ended January 31, 2010	Unaudited November 6, 2007 (inception) thorugh January 31, 2011

Net (Loss)	$(3,000)	$(2,917)	$(51,024)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938

Increase in accounts payable	-	(1,021)	1,500
Increase in interest payable	500	500	6,466

Cash used in operating activities	(2,500)	(3,438)	(20,120)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	-	25,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	-	26,750

Net increase in cash	(2,500)	(3,438)	6,630
Cash at beginning of period	9,130	18,669	-
Cash at end of period	$6,630	$15,231	$6,630

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEST TECH, INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' EQUITY

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at November 6, 2007 (Inception)	-	$-	$-	$-	$-

November 7, 2007 issued 22,937,500
shares of par value $.001 common stock
for services valued at or $.001 per share	22,937,500	22,938	-		22,938

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(3,000)	(3,000)

Balance at January 31, 2011 (Unaudited)	23,044,500	$23,045	$1,643	$(51,024)	$(26,336)

The accompanying notes are an integral part of the consolidated financial statements.

UNIVEST TECH, INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Three Month Period Ended January 31, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended January 31, 2011 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2011.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended October 31, 2010 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through January 31, 2011, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $51,024 for this period.

As of our fiscal year end, October 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended January 31, 2011 were $2,500. This compares with operating expenses for the three month period ended January 31, 2010 of $2,417. Operating expenses from November 6, 2007 through January 31, 2011 were $44,558. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $3,000 for the three month period ended January 31, 2011. This compares with a net loss for the three month period ended January 31, 2010 of $2,917. For the period from November 6, 2007 through January 31, 2011 our net loss was $51,024.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Womack has orally agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of January 31, 2011, we had cash or cash equivalents of $6,630. As of January 31, 2010, we had cash or cash equivalents of $15,231.

Net cash used for operating activities was $2,500 for the three month period ended January 31, 2011. This compares to net cash used for operating activities of $3,438 for the three month period ended January 31, 2010. For the period from November 6, 2007 through January 31, 2011 they were $20,120.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through January 31, 2011.

Cash flows provided by financing activities were $-0- for the three month period ended January 31, 2011. and January 31, 2010. For the period from November 6, 2007 through January 31, 2011 they were $26,750. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

The current business plans include:

•	Technology for delivery of music product using standard available engineered systems
•	Music product and artists
•	Wireless technologies and equipment sales
•	Live festival marketing events

Each component is planned to be developed as simultaneously as possible. We will first start by developing the artists and music products. We will then use this talent to deliver the products through wireless technologies and product sales. We will also use festival marketing events to promote our products.

From our inception on November 6, 2007 through January 31, 2011, we have generated no revenue and no operations. We  have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes, although he has no obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business (which would mean closing the company and having the shareholders lose all or most of their investment);

2.	Continue to seek alternative and acceptable sources of capital (Mr. Womack is currently our only source of financing. We would look to alternative sources, if available);

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders, including Mr. Womack, would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by December 31, 2011. We estimate that we must generate approximately $25,000 in sales per year to be profitable. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes, although he has no obligation to do so.  On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes, although he has no obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 4. CONTROLS AND PROCEDURES

         Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

         There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

         There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2011.

UNIVEST TECH, INC.

By:	/s/ Patrick Womack
Patrick Womack,
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 6, 2011	By:	/s/ Patrick Womack
Patrick Womack,
Director