Form 10-Q
period 2011-04-30
Univest Tech Inc.
filed 2011-06-20
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2011

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

As of April 30, 2011, registrant had outstanding 23,044,500shares of the registrant's common stock.

FORM 10-Q
UNIVEST TECH, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2011

Univest Tech, Inc.
Financial Statements

Univest Tech, Inc.
  (A Development Stage Company)

Balance Sheets

ASSETS
	Unaudited
	April 30,	October 31,
	2011	2010

Current Assets

Cash	$4,539	$9,130

TOTAL ASSETS	$4,539	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$3,000	$1,500
Interest payable	6,966	5,966
Notes payable-related party	25,000	25,000

TOTAL LIABILITIES	34,966	32,466

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained earnings (deficit)	(55,115)	(48,024)

TOTAL SHAREHOLDERS' EQUITY	(30,427)	(23,336)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,539	$9,130

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
Unaudited Statement Of Operations

Statement of Operations

	3 Months	3 Months
	Ended	Ended
	April	April
	30, 2011	30, 2010

Revenue:	$-	$-

General & Administrative Expenses

Accounting	2,250	3,250
Office	1,341	-

Total G & A	3,591	3,250

(Loss) before other expenses	(3,591)	(3,250)

Other (expenses)
Interest	(500)	(500)

Total other expenses	(500)	(500)

Net (Loss)	$(4,091)	$(3,750)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
 (A Development Stage Company)
Statements of Operations

			Unaudited
	Unaudited	Unaudited	November 6,
	Six Month	Six Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	April 30,	April 30,	April 30,
	2011	2010	2011

Revenue	$-	$-	$-

General and administrative expenses

Accounting	4,750	4,930	14,945
Consulting	-	-	22,518
Office	1,341	737	5,908
Legal and professional fess	-	-	603
Stock transfer fees	-	-	4,175

Total expenses	6,091	5,667	48,149

(Loss) from operations	(6,091)	(5,667)	(48,149)

Other (expense) interest	(1,000)	(1,000)	(6,966)

Net (loss)	$(7,091)	$(6,667)	$(55,115)

Basic (Loss) Per Share	$-	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(5,591)	(5,591)

Balance at April 30, 2011 (Unaudited)	23,044,500	$23,045	$1,643	$(53,615)	$(28,927)

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
 (A Development Stage Company)

Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	November 6,
	Six Month	Six Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	April 30,	April 30,	April 30,
	2011	2010	2011

Net (Loss)	$(7,091)	$(6,667)	$(55,115)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938

Increase in accounts payable	-	2,229	1,500
Increase in interest payable	1,000	1,000	6,966

Cash used in operating activities	(6,091)	(3,438)	(23,711)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	-	25,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	-	26,750

Net increase in cash	(6,091)	(3,438)	3,039
Cash at beginning of period	9,130	18,669	-
Cash at end of period	$3,039	$15,231	$3,039

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
Notes To the Unaudited Financial Statements
For The Six Month Period Ended April 30, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended April 30, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended April 30, 2011 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2011.

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

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 throughApril 30, 2011, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $55,115 for this period.

As of our fiscal year end, October 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended April 30, 2011 were $3,591. This compares with operating expenses for the three month period ended April 30, 2010 of $3,250. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $4,091 for the three month period ended April 30, 2011. This compares with a net loss for the three month period ended April 30, 2010 of $3,750.

Operating expenses, which consisted solely of general and administrative expenses for the six month period ended April 30, 2011 were $6,091. This compares with operating expenses for the six month period ended April 30, 2010 of $5,667. Operating expenses from November 6, 2007 through April 30, 2011 were $46,649. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $7,091 for the six month period ended April 30, 2011. This compares with a net loss for the six month period ended April 30, 2010 of $6,667. For the period from November 6, 2007 through April 30, 2011 our net loss was $53,615.
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

Liquidity and Capital Resources.

As of April 30, 2011, we had cash or cash equivalents of $3,039. As of April 30, 2010, we had cash or cash equivalents of $15,231.

Net cash used for operating activities was $6,091 for the six month period ended April 30, 2011. This compares to net cash used for operating activities of $3,438 for the six month period ended April 30, 2010. For the period from November 6, 2007 through April 30, 2011 they were $22,211.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through April 30, 2011.

Cash flows provided by financing activities were $-0- for the six month period ended April 30,2011 and April 30, 2010. For the period from November 6, 2007 through April 30,2011 they were $26,750. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

From our inception on November 6, 2007 throughApril 30, 2011, we have generated no revenue and no operations. We  have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business.Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Womack, who has orally agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes, although he has no obligation to do so.

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

Not applicable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2011.

UNIVEST TECH, INC.

By:	/s/ Patrick Womack
Patrick Womack
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: June 16, 2011	By:	/s/ Patrick Womack
Patrick Womack
Director