Form 10-Q
period 2011-07-31
Univest Tech Inc.
filed 2011-09-20
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  July 31, 2011

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.  Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☑

As of July 31, 2011, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q
UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended July 31, 2011

Univest Tech, Inc.
Consolidated Financial Statements
(Unaudited)

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

	Unaudited
	July 31,	October 31,
	2011	2010
ASSETS

Current Assets

Cash	$1,539	$9,130

TOTAL ASSETS	$1,539	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$-	$1,500
Interest payable	7,466	5,966
Notes payable-related party	25,000	25,000

TOTAL LIABILITIES	32,466	32,466

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained earnings (deficit)	(55,615)	(48,024)

TOTAL SHAREHOLDERS' EQUITY	(30,927)	(23,336)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$9,130

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statement of Operations

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	July	July
	31, 2011	31, 2010

Revenue:	$-	$-

General & Administrative Expenses

Accounting	-	500
Stock transfer fees	-	800

Total G & A	-	1,300

(Loss) before other expenses	-	(1,300)

Other (expenses)
Interest	(500)	(500)

Total other expenses	(500)	(500)

Net (Loss)	$(500)	$(1,800)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statement of Operations

			Unaudited
	Unaudited	Unaudited	November 6,
	Nine Month	Nine Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	July 31,	July 31,	July 31,
	2011	2010	2011

Revenue	$-	$-	$-

General and administrative expenses

Accounting	4,750	4,930	14,945
Consulting	-	-	22,518
Office	1,341	737	5,908
Legal and professional fess	-	-	603
Stock transfer fees	-	800	4,175

Total expenses	6,091	6,467	48,149

(Loss) from operations	(6,091)	(6,467)	(48,149)

Other (expense) interest	(1,500)	(1,500)	(7,466)

Net (loss)	$(7,591)	$(7,967)	$(55,615)

Basic (Loss) Per Share	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at November 6, 2007 (Inception)	-	$-	$-	$-	$-

November 7, 2007 issued 22,937,500
shares of par value $.001 common stock
for services valued at $22,938 or $.001 per share	22,937,500	22,938	-		22,938

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(7,591)	(7,591)

Balance at July 31, 2011 (Unaudited)	23,044,500	$23,045	$1,643	$(55,615)	$(30,927)

The accompanying notes are an integral part of these unaudited financial statments.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
	Unaudited	Unaudited	November 6,
	Nine Month	Nine Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	July 31,	July 31,	July 31,
	2011	2010	2011

Net (Loss)	$(7,591)	$(7,967)	$(55,615)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938

Increase (Decrease) in accounts payable	(1,500)	(1,021)	-
Increase in interest payable	1,500	1,500	7,466

Cash used in operating activities	(7,591)	(7,488)	(25,211)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	-	25,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	-	26,750

Net increase in cash	(7,591)	(7,488)	1,539
Cash at beginning of period	9,130	18,669	-
Cash at end of period	$1,539	$11,181	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
Notes To the Unaudited Financial Statements
For The Nine Month Period Ended July 31, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine month interim period ended July 31, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the nine month period ended July 31, 2011 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2011.

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

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through July 31, 2011, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $55,615.00 for this period.

As of our fiscal year end, October 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended July 31, 2011 were $-0-. This compares with operating expenses for the three month period ended July 31, 2010 of $ 1,300.00.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $ 500.00 for the three month period ended July 31, 2011. This compares with a net loss for the three month period ended July 31, 2010 of $1,800.00.

Operating expenses, which consisted solely of general and administrative expenses for the nine month period ended July 31, 2011 were $ 6,091.00. This compares with operating expenses for the nine month period ended July 31, 2010 of $6,467.00. Operating expenses from November 6, 2007 through July 31, 2011 were $ 48,149.00. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $7,591.00  for the nine month period ended July 31, 2011. This compares with a net loss for the nine month period ended July 31, 2010 of $7,967.00. For the period from November 6, 2007 through July 31, 2011 our net loss was $55,615.00.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, we must seek funding, although we currently do not have any commitments for such funding.

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

Liquidity and Capital Resources.

As of July 31, 2011, we had cash or cash equivalents of $1,539.00. As of July 31, 2010, we had cash or cash equivalents of $11,181.00.

Net cash used for operating activities was $7,591.00 for the nine month period ended July 31, 2011. This compares to net cash used for operating activities of $7,488.00  for the nine month period ended July 31, 2010. For the period from November 6, 2007 through July 31, 2011 they were $25,211.00.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through July 31, 2011.

Cash flows provided by financing activities were $-0- for the nine month period ended July 31, 2011 and July 31, 2010. For the period from November 6, 2007 through July 31, 2011 they were $26,750.00 . These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

From our inception on November 6, 2007 through July 31, 2011, we have generated no revenue and no operations. We  have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders would potentially be diluted, perhaps to the point of a change of control); or

4.
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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following financial information is filed as part of this report:

(a)       (1) FINANCIAL STATEMENTS

    (2) SCHEDULES

    (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number		Description

3.1	*	Articles of Incorporation
3.2	*	Bylaws
10.1	*	Form of Subscription Agreement
31.1		Certification of CEO/CFO pursuant to Sec. 302
32.1		Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 20, 2011.

UNIVEST TECH, INC.

By:	/s/ Patrick Womack
Patrick Womack,
Chief Executive Officer and President
(principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: September 20, 2011	By:	/s/ Patrick Womack
Patrick Womack,
Director