Form 10-K
period 2011-12-31
Univest Tech Inc.
filed 2012-04-16
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Two Month Period Ended December 31, 2011

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

As of April 16, 2012, registrant had outstanding 23,044,500 shares of the registrant's common stock.

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

We were incorporated on November 6, 2007. Our original location is in the Denver, Colorado metropolitan area, but we plan to operate on a world wide basis.  We plan to sell our services to the general public. We expect approximately $25,000 in operating costs over the next twelve months. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from funds which may be loaned to us by Mr. Castillo, our President. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, although he has no obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

We will initially focus on recognized artists. This will be our basis for selecting our initial group of artists. We plan to attract them with agreements which give them better profits than they can currently obtain from other companies. We believe that there are sufficient numbers of artists who feel neglected and would respond positively to offers to give them better profits than they can currently obtain from other companies. We plan to provide them with ongoing royalties from the sale of their music. Once we have established a base of such artists, we plan to search for new artists.

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

We are not presently marketing our product but plan to do so prior to the end of 2012. We plan to utilize the existing business relationships of our principal officer, Mr. Castillo to develop our opportunities. Mr.Castillo does not currently have any substantial experience in the music industry but has had experience in the development of web sites and in Internet related activities. All operational decisions will be made solely by Mr. Castillo.

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

Backlog

At December 31, 2011, we had no backlogs.

Employees

           We have one full-time employee: Mr. Jairon Castillo, our President. Mr. Castillo does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on November 6, 2007 through December 31, 2011, we generated no revenue. We had a negative stockholders’ equity of $23,336 at December 31, 2011. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2011 and December 31, 2010, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Castillo, our President. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management. The loss of any or all of our management, particularly Mr. Castillo, our President, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Castillo, our President, could have a material, adverse impact on our operations and may cause us to go out of business. An investor could lose his entire investment. We have no written employment agreements with any officers and directors, including Mr. Castillo. We have not obtained key man life insurance on the lives of any of our officers or directors.

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

Of our total outstanding shares as of December 31, 2011, a total of 21,769,600, or approximately 94.5%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.  As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

The share control position of Patrick Womack will limit the ability of other shareholders to influence corporate actions.

Our largest shareholder, Patrick Womack, will own and control 22,000,000 shares and thereby control approximately 95.47% of our outstanding shares.  Because Mr. Womack will beneficially control almost 50% of the outstanding shares he will have a significant role in controlling the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if he believed such changes were in the best interest of our shareholders generally.

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

We held no shareholders meetings in the two month period ended December 31, 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2011, there were 46 record holders of our common stock, and there were 23,044,500 shares of our common stock outstanding.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

·	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

·
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

·	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

·	contains a toll-free telephone number for inquiries on disciplinary actions;

·	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

·	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

·	the bid and offer quotations for the penny stock;

·	the compensation of the broker-dealer and its salesperson in the transaction;

·	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

·	monthly account statements showing the market value of each penny stock held in the customer's account.

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

The following table provides selected financial data about us for the two months ended December 31, 2011. For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: at December 31, 2011

Cash		$1,539.00
Total assets		$1,539.00
Total liabilities	$
Shareholders' equity		$(34,760)

Operating Data: for the two months ended December 31, 2011

Revenues		$-0-
Operating Expenses		$333
Net (Loss)		$(333)

Results of Operations.

From our inception on November 6, 2007 through December 31, 2011, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of the two months ended, December 31, 2011, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the two months ended December 31, 2011 were $333. For the period from November 6, 2007 through December 31, 2011 they were $59,448. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $333 for the two months ended December 31, 2011.

Because we do not pay salaries, and our major professional fees have been paid for two months ended December 31, 2011, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the two months ended December 31, 2011, compared to the fiscal year ended October 31, 2011, were smaller due to the two month reporting period. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of December 31, 2011, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $333 for the two months ended December 31, 2011.  For the period from November 6, 2007 through December 31, 2011 they were $59,448.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through December 31, 2011.

Cash flows provided by financing activities were $-0- for the two months ended December 31, 2011. For the period from November 6, 2007 through December 31, 2011 they were $26,750. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning January 1, 2012 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through December 31, 2011, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, although he has no obligation to do so.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business (which would mean closing the company and having the shareholders lose all or most of their investment);

2.	Continue to seek alternative and acceptable sources of capital (Mr. Castillo is currently our only source of financing. We would look to alternative sources, if available);

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by December 31, 2012. We estimate that we must generate approximately $25,000 in sales per year to be profitable. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, although he has no obligation to do so.  On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, although he has no obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Univest Tech, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The Period November 6, 2007 (inception) through December 31, 2011,
Two Months Ended December 31, 2011

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Univest Tech, Inc.
Parker, Colorado

I have audited the accompanying balance sheet of Univest Tech, Inc. (a development stage company) as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the two months then ended, and for the period from November 6, 2007 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Univest Tech, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the two months then ended, and for the period from November 6, 2007 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 6, 2012	RONALD R. CHADWICK, P.C.

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

December 31,
2011

Current Assets

Cash	$1,539

TOTAL ASSETS	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$3,000
Interest payable	8,299
Notes payable-related party	25,000

TOTAL LIABILITIES	36,299

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045

Capital paid in excess of par value	1,643

Deficit accumulated during development stage	(59,448)

TOTAL SHAREHOLDERS' EQUITY	(34,760)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Operations

		November 6,
	2 Months	2007 (inception)
	Ended	thorugh
	December	December 31,
	31, 2011	2011

Revenue	$-	$-

General and administrative expenses

Accounting	-	17,945
Consulting	-	22,518
Office	-	5,908
Legal and professional fess	-	603
Stock transfer fees	-	4,175

Total expenses	-	51,149

(Loss) from operations	-	(51,149)

Other (expense) interest	(333)	(8,299)

Net (loss)	$(333)	$(59,448)

Basic (Loss) Per Share	$-

Weighted Average Common Shares
Outstanding	23,044,500

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Shareholders' Equity

				Deficit
	Number Of		Capital Paid	Accumulated
	Common	Common	in Excess	During
	Shares Issued	Stock	of Par Value	Dev Stage	Total
Balance at November 6, 2007 (Inception)	-	$-	$-	$-	$-

November 7, 2007 issued 22,937,500
shares of par value $.001 common stock
for services valued at or $.001 per share	22,937,500	22,938	-		22,938

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Unaudited
		November 6,
		2007 (inception)
	Year Ended	thorugh
	December 31,	December 31,
	2011	2011

Net (Loss)	$(333)	$(59,448)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	22,938

Increase (Decrease) in accounts payable	-	3,000
Increase in interest payable	333	8,299

Cash used in operating activities	-	(25,211)

Cash flows from investing activities:
	-	-

Net cash (used) in investing activities	-	-

Cash flows from financing activities:
Notes payable	-	25,000
Issuance of common stock	-	26,750
Deferred offering costs	-	(25,000)

Net cash provided from financing activities	-	26,750

Net increase in cash	-	1,539
Cash at beginning of period	1,539	-
Cash at end of period	$1,539	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$22,938

The accompanying notes are an integral part of these audited financial statements.

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

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company will develop and market music based on technology solutions. The revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collection is reasonably assured. As of December 31, 2011, the Company has had no revenues.

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

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2011.

The Company has declared no dividends through December 31, 2011.

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2011 the Company had approximately $59,448 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset of approximately $11,890 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the two months ended December 31, 2011 was approximately $67.

Note 6 -  Note Payable

The Company at December 31, 2011 had an outstanding note payable for $25,000 to a company related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the note for the two months ended December 31, 2011 was $333. At December 31, 2011 accrued interest payable was $8,299.

Note 6 -  Comparable Period Results

For the two months ended December 31, 2010 the Company had a net loss of $333 from interest expense, the only recorded activity. Net loss per weighted average shares of 24,044,500 was immaterial.

Note 8 -  Subsequesnt Events

The Company elected to change its year end from October 31 to a calendar year end of December 31.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2011.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2011.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Jairon Edgardo Castillo	33	President, Chief Executive Officer

Jairon Edgardo Castillo	33	Director

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Jairon Castillo who is 33 years of age, has been President of  JNE Castillo Motors Inc., a private auto wholesaler  from 2009 to the present. His company has been involved in the completion of multiple transaction on a monthly basis and is registered with the state of Indiana . Mr. Castillo holds a class “A” operational motor vehicle license nation wide. Mr. Castillo from 2002 to present has been the managing member of Next level productions, a promotion company that operates in southern California along within the Midwest. Next Level specializing in promotions for the entertainment industry

Family Relationships

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 23,044,500 common shares were issued and outstanding as of December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we is provided by our former President and largest shareholder on a rent-free basis.

As of December 31, 2011, we had an outstanding note payable for $25,000 to a company controlled by our former President, Mr. Womack. This note is unsecured, bearing interest at 8% per annum and due on demand.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, was paid an aggregate of $0 for the two months ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $0 for the two months ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2012.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 15, 2012	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director