Form 10-K
period 2011-10-31
Univest Tech Inc.
filed 2012-04-17
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2011

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

We were incorporated on November 6, 2007. Our original location is in the Denver, Colorado metropolitan area, but we plan to operate on a world wide basis.  We plan to sell our services to the general public. We expect approximately $25,000 in operating costs over the next twelve months. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from funds which may be loaned to us by Mr. Castillo, our President. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through October 31, 2012 for working capital purposes, although he has no obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

Backlog

At October 31, 2011, we had no backlogs.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on November 6, 2007 through October 31, 2011, we generated no revenue. We had a negative stockholders’ equity of $34,427 at October 31, 2011. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2011 and 2010, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through October 31, 2012 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Castillo, our President. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through October 31, 2012 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Of our total outstanding shares as of October 31, 2011, a total of 21,769,600, or approximately 94.5%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.  As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of October 31, 2011, there were 46 record holders of our common stock, and there were 23,044,500 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal year ended October 31, 2011 and 2010. For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: at October 31, 2011

Cash	$1,539.00
Total assets	$1,539.00
Total liabilities	$35,966
Shareholders' equity	$(34,427)

Operating Data: for the twelve months ended October 31, 2011

Revenues	$-0-
Operating Expenses	$9,091
Net (Loss)	$11,091

Balance Sheet Data: at October 31, 2010

Cash	$9,130
Total assets	$9,130
Total liabilities	$32,466
Shareholders' equity	$(23,336)

Operating Data: for the fiscal year ended October 31, 2010

Revenues	$-0-
Operating Expenses	$8,518
Net (Loss)	$(10,518)

Results of Operations.

From our inception on November 6, 2007 through October 31, 2011, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end, October 31, 2011 and 2010, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the fiscal year ended October 31, 2011, were $9,091. This compares with operating expenses for the fiscal year period ended October 31, 2010 of $8,518. For the period from November 6, 2007 through October 31, 2011 they were $51,149. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $11,091 for the fiscal year ended October 31, 2011. This compares with a net loss for the fiscal year ended October 31, 2010 of $10,518.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended October 31, 2011, compared to the fiscal year ended October 31, 2010, were very similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through October 31, 2012 for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of October 31, 2011, we had cash or cash equivalents of $1,539. As of October 31, 2010, we had cash or cash equivalents of $9,130.

Net cash used for operating activities was $7,591 for the fiscal year ended October 31, 2011. This compares to net cash used for operating activities of $9,539 for the fiscal year ended October 31, 2010. For the period from November 6, 2007 through October 31, 2011 they were $25,211.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through October 31, 2011.

Cash flows provided by financing activities were $-0- for the fiscal year ended October 31, 2011 and October 31, 2010. For the period from November 6, 2007 through October 31, 2011 they were $26,750. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning November 1, 2011 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through October 31, 2011, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through October 31, 2012 for working capital purposes, although he has no obligation to do so.

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

3.
Bring in additional capital that may result in a change of control(if we seek additional sources of capital, all shareholders, would potentially be diluted, perhaps to the point of a change of control); or

4.
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through October 31, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by October 31, 2012. We estimate that we must generate approximately $25,000 in sales per year to be profitable. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through October 31, 2012for working capital purposes, although he has no obligation to do so.  On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through October 31, 2012 for working capital purposes, although he has no obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Univest Tech, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The Period November 6, 2007 (inception) through October 31, 2011,
The Year Ended October 31, 2011 and  2010

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 6, 2012	RONALD R. CHADWICK, P.C.

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

	October 31,	October 31,
	2011	2010
ASSETS
Current Assets

Cash	$1,539	$9,130

TOTAL ASSETS	$1,539	$9,130

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$3,000	$1,500
Interest payable	7,966	5,966
Notes payable-related party	25,000	25,000

TOTAL LIABILITIES	35,966	32,466

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Deficit accumulated during development stage	(59,115)	(48,024)

TOTAL SHAREHOLDERS' EQUITY	(34,427)	(23,336)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$9,130

The aaccompanying notes are an itegral part of these financial statements

Univest Tech, Inc.
(A Development Stage Company)
Statements of Operations

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	October 31,	October 31,	October 31,
	2011	2010	2011

Revenue	$-	$-	$-

General and administrative expenses

Accounting	7,750	4,930	17,945
Consulting	-	-	22,518
Office	1,341	2,588	5,908
Legal and professional fess	-	200	603
Stock transfer fees	-	800	4,175

Total expenses	9,091	8,518	51,149

(Loss) from operations	(9,091)	(8,518)	(51,149)

Other (expense) interest	(2,000)	(2,000)	(7,966)

Net (loss)	$(11,091)	$(10,518)	$(59,115)

Basic (Loss) Per Share	$-	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

The aaccompanying notes are an itegral part of these financial statements

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	October 31,	October 31,	October 31,
	2011	2010	2011

Net (Loss)	$(11,091)	$(10,518)	$(59,115)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938

Increase (Decrease) in accounts payable	1,500	(1,021)	3,000
Increase in interest payable	2,000	2,000	7,966

Cash used in operating activities	(7,591)	(9,539)	(25,211)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	-	25,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	-	26,750

Net increase in cash	(7,591)	(9,539)	1,539
Cash at beginning of period	9,130	18,669	-
Cash at end of period	$1,539	$9,130	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The aaccompanying notes are an itegral part of these financial statements

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

The aaccompanying notes are an itegral part of these financial statements

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through October 31, 2011
The Year Ended October 31, 2011 and 2010

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

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through October 31, 2011
The Year Ended October 31, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company will develop and market music based on technology solutions. The revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collection is reasonably assured. As of October 31, 2011 and 2010, the Company has had no revenues.

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

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through October 31, 2011
The Year Ended October 31, 2011 and 2010

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

The Company has declared no dividends through October 31, 2011.

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At October 31, 2011 and October 31, 2010, the Company had approximately $59,115 and $48,024 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $11,823 and $9,605 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended October 31, 2011 and October 31, 2010 was approximately $2,218 and $2,104.

Note 6 -  Note Payable

The Company at October 31, 2011 and October 31, 2010 had an outstanding note payable for $25,000 to a company related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the note for the year ended October 31, 2011 was $2,000, for the period ended October 31, 2010 was $2,000. For the periods ended October 31, 2011 and 2010 accrued interest payable was $7,966 and $5,966 respectively.

Note 7 -  Subsequesnt Events

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of October 31, 2011.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as October 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of October 31, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 23,044,500 common shares were issued and outstanding as of October 31, 2011.

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

As of October 31, 2011, we had an outstanding note payable for $25,000 to a company controlled by our former President, Mr. Womack. This note is unsecured, bearing interest at 8% per annum and due on demand.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, was paid an aggregate of $7,500 for the year ended October 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,500 for the year ended October 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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