Form 10-Q
period 2012-03-31
Univest Tech Inc.
filed 2012-05-15
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2012

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of May 14, 2012, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2012

Univest Tech, Inc.
Consolidated Financial Statements
(Unaudited)

UNIVEST TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
	March 31,	December 31,
	2012	2011

Current Assets

Cash	$1,539	$1,539

TOTAL ASSETS	$1,539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$1,596	$3,000
Interest payable	9,149	8,299
Notes payable-related party	52,500	25,000

TOTAL LIABILITIES	63,245	36,299

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained (deficit)	(86,394)	(59,448)

TOTAL SHAREHOLDERS' EQUITY	(61,706)	(34,760)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$1,539

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
  (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Unaudited
			November 6,
	Unaudited Three Month	Unaudited Three Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$-	$-	$-

General and administrative expenses

Accounting	6,500	2,500	24,445
Consulting	-	-	22,518
Office	96	-	6,004
Legal and professional fess	9,500	-	10,103
Stock transfer fees	10,000	-	14,175

Total expenses	26,096	2,500	77,245

(Loss) from operations	(26,096)	(2,500)	(77,245)

Other (expense) interest	(850)	(500)	(9,149)

Net (loss)	$(26,946)	$(3,000)	$(86,394)

Basic (Loss) Per Share	$-	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

Net (Loss)	-	-	-	(26,946)	(26,946)

Balance at March 31, 2011 (Unaudited)	23,044,500	$23,045	$1,643	$(86,394)	$(61,706)

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Unaudited
			November 6,
	Unaudited Three Month	Unaudited Three Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	March 31,	March 31,	March 31,
	2012	2011	2012

Net (Loss)	$(26,946)	$(3,000)	$(86,394)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938

Increase (Decrease) in accounts payable	(1,404)	-	1,596
Increase in interest payable	850	500	9,149

Cash used in operating activities	(27,500)	(2,500)	(52,711)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	27,500	-	52,500
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	27,500	-	54,250

Net increase in cash	-	(2,500)	1,539
Cash at beginning of period	1,539	9,130	-
Cash at end of period	$1,539	$6,630	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of the consolidated financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Notes To the Unaudited Financial Statements
For The Three Month Period Ended March 31, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2011.

Note 2 – Notes Payable

The Company at March 31, 2012 and December 31, 2011 had outstanding notes payable for $52,500 and $25,000 respectively to entities  related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the note for the three months ended March 31, 2012 and 2011 was $850 and $500 respecitvely.  At March 31, 2012 and December 31, 2011 accrued interest payable was $9,149 and $8,299 respectively.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

We were incorporated on November 6, 2007. Our original location is in the Denver, Colorado metropolitan area, but we plan to operate on a world wide basis.  We plan to sell our services to the general public. We expect approximately $25,000 in operating costs over the next twelve months. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from funds which may be loaned to us by Mr. Castillo, our CEO. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through June 30, 2012 for working capital purposes, although he has no obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

 In August, 2008, we completed a private placement of our common shares under an exemption from the federal securities laws. We raised a total of $26,750 in this offering and sold a total of 107,000 shares.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through March 31, 2012, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $86,394.00 for this period.

As of our fiscal year end, December 31, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2012 were $26,096.00. This compares with operating expenses for the three month period ended March 31, 2011 of $ 2,500.00.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $ 26,946.00 for the three month period ended March 31, 2012. This compares with a net loss for the three month period ended March 31, 2011 of $3,000.00.

Operating expenses from November 6, 2007 through March 31, 2012 were $77,245.00. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.For the period from November 6, 2007 through March 31, 2012 our net loss was $86,394.00.

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

Liquidity and Capital Resources.

As of March 31, 2012, we had cash or cash equivalents of $1,539.00. As of December 31, 2011, we had cash or cash equivalents of $1,539.00.

Net cash used for operating activities was $27,500.00 for the three month period ended March 31, 2012. This compares to net cash used for operating activities of $2,500.00 for the three month period ended March 31, 2011. For the period from November 6, 2007 through March 31, 2012 they were $52,711.00.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through March 31, 2012.

Cash flows provided by financing activities were $27,500 for the three month period ended March 31, 2012 which compares to cash flows provided by financing activities of $-0- for the three month period ended March 31, 2011. For the period from November 6, 2007 through March 31, 2012 they were $54,250.00. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning April 1, 2012 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through March 31, 2012, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through June 30, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 or in our Transitional Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits
The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

10.1*	Service Agreement With Bohemian Companies, LLC

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2012.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 15, 2012	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director