Form 10-Q
period 2012-06-30
Univest Tech Inc.
filed 2012-08-14
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As ofAugust 9, 2012, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended June 30, 2012
Balance Sheet(Unaudited)	5
Statements of Operations (Unaudited)	6
Statements of Shareholders’ Equity	8
Statements of Cash Flows (Unaudited)	9
Notes to Financial Statements	10

Item 2. Management’s Discussion and Analysis and Plan of Operation	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Item 4T. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19

Signatures	20

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2012

Univest Tech, Inc.
Consolidated Financial Statements
(Unaudited)

UNIVEST TECH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	Unaudited
	June 30,	December 31,
	2012	2011

Current Assets

Cash	$1,539	$1,539

TOTAL ASSETS	$1,539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$4,194	$3,000
Interest payable	10,199	8,299
Notes payable-related party	55,500	25,000

TOTAL LIABILITIES	69,893	36,299

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained (deficit)	(93,042)	(59,448)

TOTAL SHAREHOLDERS' EQUITY	(68,354)	(34,760)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$1,539

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
  (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 Months	3 Months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	-
Printing	2,598	-

Total G & A	4,098	-

(Loss) before other expenses	(4,098)	-

Other (expenses)
Interest	(2,550)	(500)

Total other expenses	(2,550)	(500)

Net (Loss)	$(6,648)	$(500)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
  (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Unaudited
	Unaudited	Unaudited	November 6,
	Six Month	Six Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	June 30,	June 30,	June 30,
	2012	2011	2012

Revenue	$-	$-	$-

General and administrative expenses

Accounting	8,000	4,750	25,945
Consulting	-	-	22,518
Office	2,694	1,341	8,602
Legal and professional fess	9,500	-	10,103
Stock transfer fees	10,000	-	14,175

Total expenses	30,194	6,091	81,343

(Loss) from operations	(30,194)	(6,091)	(81,343)

Other (expense) interest	(3,400)	(1,000)	(11,699)

Net (loss)	$(33,594)	$(7,091)	$(93,042)

Basic (Loss) Per Share	$-	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

The accompanying notes are an integral part of the unaudited financial statements.

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

Net (Loss)	-	-	-	(33,594)	(33,594)

Balance at June 30, 2012 (Unaudited)	23,044,500	$23,045	$1,643	$(93,042)	$(68,354)

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Unaudited
	Unaudited	Unaudited	November 6,
	Six Month	Six Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	June 30,	June 30,	June 30,
	2012	2011	2012

Net (Loss)	$(33,594)	$(7,091)	$(93,042)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Acreted interest	1,500		1,500
Increase (Decrease) in accounts payable	1,194	(1,500)	4,194
Increase in interest payable	1,900	1,000	10,199

Cash used in operating activities	(29,000)	(7,591)	(54,211)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	29,000	-	54,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	29,000	-	55,750

Net increase in cash	-	(7,591)	1,539
Cash at beginning of period	1,539	9,130	-
Cash at end of period	$1,539	$1,539	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Notes To the Unaudited Financial Statements
For The Six Month Period Ended June 30, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2012.

Note 2 – Notes Payable

The Company at June 30, 2012 and December 31, 2011 had outstanding notes payable for $55,000 and $25,000 respectively to entities  related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the note for the six months ended June 30, 2012 and 2011 was $1,900 and $1,000 respectively.  At June 30, 2012 and December 31, 2011 accrued interest payable was $10,199 and $8,299 respectively.

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

From our inception on November 6, 2007 through June 30, 2012, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $93,042.00 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended June 30, 2012, were $4,098.00. This compares with operating expenses for the three month period ended June 30, 2011 of $0.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $6,648.00 for the three month period ended June 30, 2012. This compares with a net loss for the three month period ended June 30, 2011 of $500.00.

Operating expenses, which consisted solely of general and administrative expenses for the six month period ended June 30, 2012 were $30,194. This compares with operating expenses for the six month period ended June 30, 2011 of $6,091. Operating expenses from November 6, 2007 through June 30, 2012 were $81,343. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $33,594 for the six month period ended June 30, 2012. This compares with a net loss for the six month period ended June 30, 2011 of $7,091. For the period from November 6, 2007 through June 30, 2012 our net loss was $93,042.

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

Liquidity and Capital Resources.

As of June 30, 2012, we had cash or cash equivalents of $1,539.00. As of December 31, 2011, we had cash or cash equivalents of $1,539.00.

Net cash used for operating activities was $29,000 for the six month period ended June 30, 2012. This compares to net cash used for operating activities of $7,591 for the six month period ended June 30, 2011. For the period from November 6, 2007 through June 30, 2012 they were $54,211.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through June 30, 2012.

Cash flows provided by financing activities were $29,000 for the six month period ended June 30, 2012 which compares to cash flows provided by financing activities of $-0- for the six month period ended June 30, 2011. For the period from November 6, 2007 through June 30, 2012 they were $55,750.00. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning July 1, 2012 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through June 30, 2012, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through September 30, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012 for the period ended March 31, 2012, our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 or in our Transitional Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2012.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

19

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2012.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 14, 2012	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director