Form 10-Q
period 2012-09-30
Univest Tech Inc.
filed 2012-11-14
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2012

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

As of November 14, 2012, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended September 30, 2012
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

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2012

Univest Tech, Inc.
Consolidated Financial Statements
(Unaudited)

UNIVEST TECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets

Cash	$1,539	$1,539

TOTAL ASSETS	$1,539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$4,309	$3,000
Interest payable	11,296	8,299
Notes payable-related party	61,500	25,000

TOTAL LIABILITIES	77,105	36,299

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	1,643	1,643

Retained (deficit)	(100,254)	(59,448)

TOTAL SHAREHOLDERS' EQUITY	(75,566)	(34,760)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$1,539

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
  (A Development Stage Company)
STATEMENTS OF OPERATIONS

	3 Months Ended September 30, 2012	3 Months Ended September 30,2011	Unaudited Nine Month Period Ended September 30, 2012	Unaudited Nine Month Period Ended September 30, 2011	Unaudited November 6,2007 (inception) through Nine September 30, 2012

Revenue			$-	$-	$-

General and administrative expenses

Accounting	1,500	1,500	9,500	7,750	27,445
Printing	1,120	-
Consulting			-	-	22,518
Office			3,814	-	9,722
Legal and professional fess			9,500	-	10,103
Stock transfer fees	495	-	10,495	-	14,670

Total expenses	3,115	1,500	33,309	7,750	84,458

(Loss) from operations	(3,115)	(1,500)	(33,309)	(7,750)	(84,458)

Other (expense) interest	(4,097)	(500)	(7,497)	(1,500)	(15,796)

Net (loss)	$(7,212)	$(2,000)	$(40,806)	$(9,250)	$(100,254)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500	23,044,500	23,044,500

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

Net (Loss)	-	-	-	(40,806)	(40,806)

Balance at September 30, 2012 (Unaudited)	23,044,500	$23,045	$1,643	$(100,254)	$(75,566)

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Unaudited
	Unaudited	Unaudited	November 6,
	Nine Month	Nine Month	2007 (inception)
	Period Ended	Period Ended	thorugh
	September 30,	September 30,	September 30,
	2012	2011	2012

Net (Loss)	$(40,806)	$(9,250)	$(100,254)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Acreted interest	4,500		4,500
Increase (Decrease) in accounts payable	1,309	159	4,309
Increase in interest payable	2,997	1,500	11,296

Cash used in operating activities	(32,000)	(7,591)	(57,211)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	32,000	-	57,000
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	32,000	-	58,750

Net increase in cash	-	(7,591)	1,539
Cash at beginning of period	1,539	9,130	-
Cash at end of period	$1,539	$1,539	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
Notes To the Unaudited Financial Statements
For The Nine Month Period Ended September 30, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine month interim period ended September 30, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2012.

Note 2 – Notes Payable

The Company at September 30, 2012 and December 31, 2011 had outstanding notes payable for $61,500 and $25,000 respectively to entities  related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the note for the nine months ended September 30, 2012 and 2011 was $7,497 and $1,500 respectively.  At September 30, 2012 and December 31, 2011 accrued interest payable was $11,296 and $8,299 respectively. Of the total interest expense for the nine month period ended September 30, 2012, $4,500 was accreted interest.

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

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through September 30, 2012, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $99,759 for this period.

From our inception on November 6, 2007 through June 30, 2012, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $93,042.00 for this period.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended September 30, 2012, were $2,620. This compares with operating expenses for the three month period ended September 30, 2011 of $1,500.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $6,717 for the three month period ended September 30, 2012. This compares with a net loss for the three month period ended September 30, 2011 of $2,000.

Operating expenses, which consisted solely of general and administrative expenses for the nine month period ended September 30, 2012 were $32,814. This compares with operating expenses for the nine month period ended September 30, 2011 of $7,750. Operating expenses from November 6, 2007 through September 30, 2012 were $83,963. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $40,311 for the nine month period ended September 30, 2012. This compares with a net loss for the nine month period ended September 30, 2011 of $9,250. For the period from November 6, 2007 through September 30, 2012 our net loss was $99,759.

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

Liquidity and Capital Resources.

As of September 30, 2012, we had cash or cash equivalents of $1,539. As of December 31, 2011, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $32,000 for the nine month period ended September 30, 2012. This compares to net cash used for operating activities of $7,591 for the nine month period ended September 30, 2011. For the period from November 6, 2007 through September 30, 2012 they were $57,211.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through September 30, 2012.

Cash flows provided by financing activities were $32,000 for the nine month period ended September 30, 2012 which compares to cash flows provided by financing activities of $-0- for the nine month period ended September 30, 2011. For the period from November 6, 2007 through September 30, 2012 they were $58,750.  These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning October 1, 2012 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through September 30, 2012, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by December 31, 2013. We estimate that we must generate approximately $25,000 in sales per year to be profitable. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012 for the period ended June 30, 2012, our Quarterly Report  on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2012 for the period ended March 31, 2012, our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012 or in our Transitional Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2012.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

19

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2012.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: November 14, 2012	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director