Form 10-K/A
period 2011-10-31
Univest Tech Inc.
filed 2013-01-11
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Univest Tech, Inc.
Parker, Colorado

I have audited the accompanying balance sheets of Univest Tech, Inc. (a development stage company) as of October 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from November 6, 2007 (inception) through October 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Univest Tech, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from November 6, 2007 (inception) through October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)          (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1*	Form of Subscription Agreement
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101	XBRL Exhibits

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 11, 2013.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: January 11, 2013	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director