Form 10-K
period 2012-12-31
Univest Tech Inc.
filed 2013-04-15
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of March 26, 2013, registrant had outstanding 23,044,500 shares of common stock.

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

We are not presently marketing our product but plan to do so prior to the end of 2013. We plan to utilize the existing business relationships of our principal officer, Mr. Castillo to develop our opportunities. Mr.Castillo does not currently have any substantial experience in the music industry but has had experience in the development of web sites and in Internet related activities. All operational decisions will be made solely by Mr. Castillo.

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

Backlog

At December 31, 2012, we had no backlogs.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on November 6, 2007 through December 31, 2012, we generated no revenue. We had a negative stockholders’ equity of $92,683 at December 31, 2012. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2012 and December 31, 2011, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Castillo, our President. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he has no obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Of our total outstanding shares as of December 31, 2012, a total of 21,769,600, or approximately 94.5%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.  As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

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

          We held no shareholders meetings during the year ended December 31, 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2012, there were 46 record holders of our common stock, and there were 23,044,500 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2012 and December 31, 2011. For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: at December 31, 2012

Cash		$1,539.00
Total assets		$1,539.00
Total liabilities	$
Shareholders' equity		$(92,683)

Operating Data: for the year ended December 31, 2012

Revenues		$-0-
Operating Expenses		$42,807
Net (Loss)		$(70,423)

Balance Sheet Data: at December 31, 2011

Cash		$1,539.00
Total assets		$1,539.00
Total liabilities	$
Shareholders' equity		$(34,760)

Operating Data: for the year ended December 31, 2011

Revenues		$-0-
Operating Expenses		$9,091
Net (Loss)		$(11,091)

Results of Operations.

From our inception on November 6, 2007 through December 31, 2012, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end December 31, 2012 and December 31, 2011, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2012, were $42,807. For the period from November 6, 2007 through December 31, 2012 they were $93,956. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $70,423 for the fiscal year ended December 31, 2012. This compares with a net loss for the fiscal year ended December 31, 2011 of $11,091.

Because we do not pay salaries, and our major professional fees have been paid for the year ended December 31, 2012, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended December 31, 2012, compared to the fiscal year ended December 31, 2011, were very similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of December 31, 2012 and December 31, 2011, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $42,750 for the fiscal year ended December 31, 2012. This compares to net cash used for operating activities of $7,591 for the fiscal year ended December 31, 2011. For the period from November 6, 2007 through December 31, 2012 they were $67,961.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through December 31, 2012.

Cash flows provided by financing activities were $-0- for the fiscal year ended December 31, 2012 was $42,750, which compares to cash flows provided by financing activities of $-0- for the fiscal year ended December 31, 2011.  For the period from November 6, 2007 through December 31, 2012 they were $69,500. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning January 1, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through December 31, 2012, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he has no obligation to do so.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he has no obligation to do so.  On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, although he has no obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

Univest Tech, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The Period November 6, 2007 (inception) through December 31, 2012,
The years ended December 31, 2012 and December 31, 2011

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April __, 2013	RONALD R. CHADWICK, P.C.

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

Current Assets

Cash	$1,539	$1,539

TOTAL ASSETS	$1,539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$7,557	$3,000
Interest payable	12,665	8,299
Notes payable-related party	74,000	25,000

TOTAL LIABILITIES	94,222	36,299

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	14,143	1,643

Deficit accumulated during development stage	(129,871)	(59,448)

TOTAL SHAREHOLDERS' EQUITY	(92,683)	(34,760)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$1,539

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Operations

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue	$-	$-	$-

General and administrative expenses

Accounting	11,000	7,750	28,945
Consulting	-	-	22,518
Office	5,364	1,341	11,272
Legal and professional fess	15,750	-	16,353
Stock transfer fees	10,693	-	14,868

Total expenses	42,807	9,091	93,956

(Loss) from operations	(42,807)	(9,091)	(93,956)

Other (expense) interest
Beneficial conversion feature	(12,500)	-	(12,500)
Interest	(15,116)	(2,000)	(23,415)

Total other (expense)	(27,616)	(2,000)	(35,915)

Net (loss)	$(70,423)	$(11,091)	$(129,871)

Basic (Loss) Per Share	$-	$-	$(0.01)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

Beneficial conversion feature			12,500

Net (Loss)	-	-	-	(70,423)	(70,423)

Balance at December 31, 2012	23,044,500	$23,045	$14,143	$(129,871)	$(105,183)
\
The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	December 31,	December 31,	December 31,
	2012	2011	2012

Net (Loss)	$(70,423)	$(11,091)	$(129,871)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Beneficial conversion feature	12,500		12,500
Acreted interest	6,250		6,250
Increase (Decrease) in accounts payable	4,557	1,500	7,557
Increase in interest payable	4,366	2,000	12,665

Cash used in operating activities	(42,750)	(7,591)	(67,961)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	42,750	-	67,750
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	42,750	-	69,500

Net increase in cash	-	(7,591)	1,539
Cash at beginning of period	1,539	9,130	-
Cash at end of period	$1,539	$1,539	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2012
The Year Ended December 31, 2012 and 2011

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

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2012
The Year Ended December 31, 2012 and 2011

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company will develop and market music based on technology solutions. The revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collection is reasonably assured. As of December 31, 2012 and 2011, the Company has had no revenues.

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

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2012
The Year Ended December 31, 2012 and 2011

Note 4 – Capital Stock (continued)

On August 8, 2008 the Company completed its private offering and issued 107,000 shares of $.001 par value common stock for $26,750 or $.25 per share. The Company incurred offering expenses totaling $25,000. These expenses directly reduced the offering proceeds of $26,750 resulting in net funds received of $1,750.

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of December 31, 2012.

The Company has declared no dividends through December 31, 2012.

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2012 and December 31, 2011, the Company had approximately $129,871 and $59,448 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $25,974 and $11,890 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended December 31, 2012 and December 31, 2011 was approximately $14,084 and $67.

Note 6 -  Note Payable

The Company at December 31, 2012 and 2011had an outstanding note payable for $74,000 and $25,000 to a company related by common control, unsecured, bearing an interest rate at 8% per annum and due on demand. $12,500 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (12,500,000 shares). In regards to the convertible notes $12,500 was expensed as a beneficial conversion feature as of the year ended December 31, 2012. $6,250 of a note payable in the amount of $12,500 was for interest that was treated as accreted interest in the amount of Interest expense under the note for the year ended December 31, 2012 and 2011 was $ 15,116 and $2,000 respectively, for the period ended. For the periods ended December 31, 2012 and December 31, 2011 accrued interest payable was $8,299 and $12,665 respectively.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2012.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Management has concluded that our internal control over financial reporting was effective as December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 23,044,500 common shares were issued and outstanding as of December 31, 2012.

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

As of December 31, 2012, we had an outstanding note payable for $25,000 to a company controlled by our former President, Mr. Womack. This note is unsecured, bearing interest at 8% per annum and due on demand.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, was paid an aggregate of $7,500 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,500 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.
The following financial information is filed as part of this report:

(a)          (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1*	Form of Subscription Agreement
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101	XBRL Exhibit

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2013.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 15, 2013	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director