Form 10-K/A
period 2012-12-31
Univest Tech Inc.
filed 2013-05-01
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

FORM 10-K/A

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

Balance Sheet Data: at December 31, 2012

Cash	$1,539.00
Total assets	$1,539.00
Total liabilities	$94,222
Shareholders' equity	$(92,683)

Operating Data: for the year ended December 31, 2012

Revenues	$-0-
Operating Expenses	$53,557
Net (Loss)	$(106,923)

Balance Sheet Data: at December 31, 2011

Cash	$1,539.00
Total assets	$1,539.00
Total liabilities	$36,299
Shareholders' equity	$(34,760)

Operating Data: for the year ended December 31, 2011

Revenues	$-0-
Operating Expenses	$9,091
Net (Loss)	$(11,091)

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

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2012, were $53,557. For the period from November 6, 2007 through December 31, 2012 they were $ 104,706 . The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $106,923 for the fiscal year ended December 31, 2012. This compares with a net loss for the fiscal year ended December 31, 2011 of $11,091.

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

Net cash used for operating activities was $21,488 for the fiscal year ended December 31, 2012. This compares to net cash used for operating activities of $7,591 for the fiscal year ended December 31, 2011. For the period from November 6, 2007 through December 31, 2012 they were $46,699 .

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through December 31, 2012.

Cash flows provided by financing activities was $21,488 for the fiscal year ended December 31, 2012, which compares to cash flows provided by financing activities of $-0- for the fiscal year ended December 31, 2011.  For the period from November 6, 2007 through December 31, 2012 they were $48,238 . These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Univest Tech, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheets of Univest Tech, Inc. (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from November 6, 2007 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Univest Tech, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from November 6, 2007 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 15, 2013	RONALD R. CHADWICK, P.C.

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

Current Assets

Cash	$1,539	$1,539

TOTAL ASSETS	$1,539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$7,557	$3,000
Interest payable	12,665	8,299
Notes payable-related party	74,000	25,000

TOTAL LIABILITIES	94,222	36,299

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	50,643	1,643

Deficit accumulated during development stage	(166,371)	(59,448)

TOTAL SHAREHOLDERS' EQUITY	(92,683)	(34,760)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,539	$1,539

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Operations

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue	$-	$-	$-

General and administrative expenses

Accounting	11,000	7,750	28,945
Consulting	27,512	-	50,030
Office	5,364	1,341	11,272
Legal fees	3,988	-	4,591
Stock transfer fees	5,693	-	9,868

Total expenses	53,557	9,091	104,706

(Loss) from operations	(53,557)	(9,091)	(104,706)

Other (expense) interest
Interest from beneficial conversion feature	(49,000)	-	(49,000)
Interest	(4,366)	(2,000)	(12,665)

Total other (expense)	(53,366)	(2,000)	(61,665)

Net (loss)	$(106,923)	$(11,091)	$(166,371)

Basic (Loss) Per Share	$-	$-	$(0.01)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

Beneficial conversion feature			12,500

Net (Loss)	-	-	-	(70,423)	(70,423)

Balance at December 31, 2012	23,044,500	$23,045	$14,143	$(129,871)	$(92,683)
\
The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	December 31,	December 31,	December 31,
	2012	2011	2012

Net (Loss)	$(106,923)	$(11,091)	$(166,371)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Beneficial conversion feature	49,000		49,000
Compensatory note issuances	27,512		27,512
Increase (Decrease) in accounts payable	4,557	1,500	7,557
Increase in interest payable	4,366	2,000	12,665

Cash used in operating activities	(21,488)	(7,591)	(46,699)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	21,488	-	46,488
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	21,488	-	48,238

Net increase in cash	-	(7,591)	1,539
Cash at beginning of period	1,539	9,130	-
Cash at end of period	$1,539	$1,539	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938
Notes issued for services	$27,512	$-	$27,512

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Note 5 -  Note Payable

The Company at December 31, 2012 and 2011 had outstanding notes payable for $74,000 and $25,000 to companies related by common control, with $25,000 unsecured and $49,000 secured, bearing an interest rate at 8% per annum and due on demand. $49,000 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (49,000,000 shares). In regards to the convertible notes $49,000 was expensed as a beneficial conversion feature as of the year ended December 31, 2012. Interest expense under the note for the year ended December 31, 2012 and 2011 was $4,366 and $2,000 respectively. For the years ended December 31, 2012 and December 31, 2011 accrued interest payable was $12,665 and $8,299 respectively.

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2012 and December 31, 2011, the Company had approximately $106,923 and $59,448 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $33,274 and $11,890 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended December 31, 2012 and December 31, 2011 was approximately $21,385 and $67.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2013 .

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 1, 2013	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director