Form 10-Q
period 2013-03-31
Univest Tech Inc.
filed 2013-05-15
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2013

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

As of May 15 2013, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2013

Univest Tech, Inc.
Consolidated Financial Statements
(Unaudited)

UNIVEST TECH, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	Unaudited
	March 31,	December 31,
	2013	2012

Current Assets

Cash	$1,539	$1,539

TOTAL ASSETS	$1,539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$9,274	$7,557
Interest payable	14,034	12,665
Notes payable-related party	74,000	74,000

TOTAL LIABILITIES	97,308	94,222

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	50,643	50,643

Accumulated deficit	(169,457)	(166,371)

TOTAL SHAREHOLDERS' DEFICIT	(95,769)	(92,683)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,539	$1,539

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
  (A Development Stage Company)
STATEMENTS OF OPERATIONS

			Unaudited
	Unaudited	Unaudited	November 6,
	Three Month	Three Month	2007 (inception)
	Period Ended	Period Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	$-	$-	$-

General and administrative expenses

Accounting	-	6,500	28,945
Consulting	-	-	50,030
Office	1,420	96	12,692
Legal and professional fess	-	9,500	4,591
Stock transfer fees	297	10,000	10,165

Total expenses	1,717	26,096	106,423

(Loss) from operations	(1,717)	(26,096)	(106,423)

Other (expense) interest
Interest from beneficial conversion feature	-	-	(49,000)
Interest	(1,369)	(850)	(14,034)

Total other (expense)	(1,369)	(850)	(63,034)

Net (loss)	$(3,086)	$(26,946)	$(169,457)

Basic (Loss) Per Share	$-	$-	$(0.01)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Unaudited
	Unaudited	Unaudited	November 6,
	Three Month	Three Month	2007 (inception)
	Period Ended	Period Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash flows from operating activities
Net (Loss)	$(3,086)	$(26,946)	$(169,457)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Acreted interest	-		49,000
Compensatory note issuances			27,512
Increase (Decrease) in accounts payable	1,717	(1,404)	9,274
Increase in interest payable	1,369	850	14,034

Cash used in operating activities	-	(27,500)	(46,699)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	27,500	46,488
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	27,500	48,238

Net increase in cash	-	-	1,539
Cash at beginning of period	1,539	1,539	-
Cash at end of period	$1,539	$1,539	$1,539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938
Notes issued for services	$-	$-	$27,512

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
Notes To the Unaudited Financial Statements
For The Three Month Period Ended March 31, 2013

Note 1 - Unaudited Financial Information

The accompanying unaudited condensed financial statements have been prepared by Univest Tech, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2012 included in the Company Form 10-K filed with the Commission on May 1, 2013.

Note 2 – Notes Payable

The Company at March 31, 2013 and December 31, 2012 had outstanding notes payable for $74,000 to companies related by common control, with $25,000 unsecured and $49,000 secured, bearing an interest rate at 8% per annum and due on demand. $49,000 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (49,000,000 shares). In regards to the convertible notes $49,000 was expensed as a beneficial conversion feature as of the year ended December 31, 2012. Interest expense under the note for the three months ended March 31, 2013 and 2012 was $1,369 and $850 respectively. As of March 31, 2013 and December 31, 2012 accrued interest payable was $ 14,034 and $12,665 respectively.

In 2013, the Company determined that the issued and outstanding shares of common stock of 23,044,500 in addition to the convertible shares of 49,000,000 exceeded the authorized shares of 50,000,000, creating an oversubscription of shares of common stock.  As a result of the oversubscription, the accounting literature required the conversion feature to be bifurcated from the convertible notes payable and recognized as a derivative liability.  The value of the derivative liability at issuance and March 31, 203, was considered insignificant using the Black-Scholes option pricing model, using the following variables: annual dividend yield of 0%; expected life of .25 years; risk free interest rate of .07%; and expected volatility of 100%.  Due to the insignificant value of the derivative liability, the Company did not recognize the liability.

The Company analyzed the recognition of the beneficial conversion feature of $49,000 in 2012, and determined the amount was insignificant from a quantitative and qualitative perspective.

Note 3 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

We were incorporated on November 6, 2007. Our original location is in the Denver, Colorado metropolitan area, but we plan to operate on a world wide basis.  We plan to sell our services to the general public. We expect approximately $25,000 in operating costs over the next twelve months. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from funds which may be loaned to us by Mr. Castillo, our CEO. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2013for working capital purposes, although he has no obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

 In August, 2008, we completed a private placement of our common shares under an exemption from the federal securities laws. We raised a total of $26,750 in this offering and sold a total of 107,000 shares.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through March 31, 2013, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a cumulative net loss of $169,457 for this period.

As of our fiscal year end, December 31, 2012, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2013 were $1,717. This compares with operating expenses for the three month period ended March 31, 2012 of $26,096.

The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $3,086 for the three month period ended March 31, 2013. This compares with a net loss for the three month period ended March 31, 2012 of $26,946.

Operating expenses from November 6, 2007 through March 31, 2013 were $106,423. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.  For the period from November 6, 2007 through March 31, 2013 our net loss was $169,457.

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

Liquidity and Capital Resources.

As of March 31, 2013, we had cash or cash equivalents of $1,539. As of December 31, 2012, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $-0- for the three month period ended March 31, 2013. This compares to net cash used for operating activities of $27,500 for the three month period ended March 31, 2012. For the period from November 6, 2007 through March 31, 2013 they were $46,699.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through March 31, 2013.

Cash flows provided by financing activities were $-0- for the three month period ended March 31, 2013 which compares to cash flows provided by financing activities of $27,500 for the three month period ended March 31, 2012. For the period from November 6, 2007 through March 31, 2013 they were $48,238. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning April 1, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through March 31, 2013, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through June 30, 2013. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Amended Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2013.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on
May 15, 2013.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 15, 2013	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director