Form 10-Q
period 2013-06-30
Univest Tech Inc.
filed 2013-08-19
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2013

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

As of August 19, 2013, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2013

Univest Tech, Inc.
Consolidated Financial Statements
(Unaudited)

UNIVEST TECH, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	Unaudited
	June 30,	December 31,
	2013	2012

Current Assets

Cash	$539	$1,539

TOTAL ASSETS	$539	$1,539

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES

Current liabilities
Accounts payable	$9,921	$7,557
Interest payable	15,441	12,665
Derivative liability	11,255	-
Notes payable-related party	82,000	74,000

TOTAL LIABILITIES	118,617	94,222

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	50,643	50,643

Deficit accumulated during the development stage	(191,766)	(166,371)

TOTAL SHAREHOLDERS' DEFICIT	(118,078)	(92,683)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$539	$1,539

The accompanying notes are an integral part of the unaudited financial statements.

UNIVEST TECH, INC.
  (A Development Stage Company)
STATEMENTS OF OPERATIONS

	3 Months	3 Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

Revenue:	$-	$-

General & Administrative Expenses

Accounting	3,000	1,500
Consulting	1,000	-
Office	1,350	2,598
Stock transfer	297	-

Total G & A	5,647	4,098

Loss before other expenses	(5,647)	(4,098)

Other expenses
Increase in the fair value of derivatives	(11,255)	-
Interest	(5,407)	(2,550)

Total other expenses	(16,662)	(2,550)

Net Loss	$(22,309)	$(6,648)

Basic Loss Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500

The accompanying notes are an integral part of the unaudited financial statements.

UNIVEST TECH, INC.
  (A Development Stage Company)
STATEMENTS OF OPERATIONS

			Unaudited
	Unaudited	Unaudited	November 6,
	Six Month	Six Month	2007 (inception)
	Period Ended	Period Ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013

Revenue	$-	$-	$-

General and administrative expenses

Accounting	3,000	8,000	31,945
Consulting	1,000	-	51,030
Office	2,770	2,694	14,042
Legal and professional fess	-	9,500	4,591
Stock transfer fees	594	10,000	10,462

Total expenses	7,364	30,194	112,070

Loss from operations	(7,364)	(30,194)	(112,070)

Other expense
Increase in fair value of derivative liability	(11,255)	-	(11,255)
Interest from beneficial conversion feature	-	-	(49,000)
Interest	(6,776)	(3,400)	(19,441)

Total other expense	(18,031)	(3,400)	(79,696)

Net loss	$(25,395)	$(33,594)	$(191,766)

Basic and Diluted Loss Per Share	$-	$-	$(0.01)

Weighted Average Common Shares
Outstanding – Basic and Diluted	23,044,500	23,044,500	23,044,500

The accompanying notes are an integral part of the unaudited financial statements.

UNIVEST TECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Unaudited
	Unaudited	Unaudited	November 6,
	Six Month	Six Month	2007 (inception)
	Period Ended	Period Ended	Through
	June 30,	June 30,	June 30,
	2013	2012	2013

Cash flows from investing activities:
Net Loss	$(25,395)	$(33,594)	$(191,766)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Stock issued for services	-	-	22,938
Change in fair value of derivative liability	11,255	-	11,255
Accreted interest	-	1,500	49,000
Compensatory note issuances			27,512
Increase in accounts payable	2,364	1,194	9,921
Increase in interest payable	2,776	1,900	15,441

Net cash used in operating activities	(9,000)	(29,000)	(55,699)

Cash flows from investing activities:
	-	-	-

Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from notes payable	8,000	29,000	54,488
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	8,000	29,000	56,238

Net increase in cash	(1,000)	-	569
Cash at beginning of period	1,539	1,539	-
Cash at end of period	$539	$1,539	$539

Supplemental disclosure information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

Univest Tech, Inc.
Notes To the Unaudited Financial Statements
For The Six Month Period Ended June 30, 2013

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim periods ended June 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

Note 2 – Derivative Liability

The Company evaluates the embedded conversion features within convertible debt to determine if embedded financial instruments qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

As of June 30, 2013, the Company determined that all of the embedded conversion features are derivative liabilities due to an insufficient number of authorized shares of common stock to settle outstanding contracts. The Company estimated the fair value of these embedded conversion features as $11,255 using Black-Scholes with the following assumptions:

Exercise price	$0.001
Estimated stock price	$0.001
Expected life in years	.25
Risk-free interest rate	0.04%
Expected volatility	100%
Annual dividend yield	0%

The table below presents the change in fair value for six months ended June 30, 2013:

Balance at January 1, 2013	$-
Change in fair value	11,255
Estimated value at June 30, 2013	$.11,255

Note 3 – Notes Payable

The Company at June 30, 2013 and December 31, 2012 had outstanding notes payable of $82,000 and $74,000 to companies related by common control, with $25,000 unsecured and $57,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $57,000 of the notes are convertible anytime at the holders’ discretion into common stock at $.001 per share (57,000,000 shares). In regards to the convertible notes, $49,000 was expensed as a beneficial conversion feature from inception through June 30, 2013, $0 for the three and six month periods ended June 30, 2013 and 2012. Interest expense under the notes for the three months ended June 30, 2013 and 2012 was $5,407 and $2,550 respectively. Interest expense under the notes for the six months ended June 30, 2013 and 2012 was $6,776 and $3,400, respectively. As of June 30, 2013 and December 31, 2012 accrued interest payable was $ 15,441 and $12,665, respectively.

Note 4 - Financial Statements

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

Our address is 11805 E. Fair Ave, Greenwood Village, Colorado 80111. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through June 30, 2013, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $191,766 for this period.

As of our fiscal year end, December 31, 2012, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended June 30, 2013, were $5,647. This compares with operating expenses for the three month period ended June 30, 2012 of $4,098.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $22,309 for the three month period ended June 30, 2013. This compares with a net loss for the three month period ended June 30, 2012 of $6,648.

Operating expenses, which consisted solely of general and administrative expenses for the six month period ended June 30, 2013 were $7,364. This compares with operating expenses for the six month period ended June 30, 2012 of $30,194. Operating expenses from November 6, 2007 through June 30, 2013 were $112,070. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $25,395 for the six month period ended June 30, 2013. This compares with a net loss for the six month period ended June 30, 2012 of $33,594. For the period from November 6, 2007 through June 30, 2013 our net loss was $191,766.

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

Liquidity and Capital Resources.

As of June 30, 2013, we had cash or cash equivalents of $539. As of December 31, 2012, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $9,000 for the six month period ended June 30, 2013. This compares to net cash used for operating activities of $29,000 for the six month period ended June 30, 2012. For the period from November 6, 2007 through June 30, 2013 they were $55,699.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through June 30, 2013.

Cash flows provided by financing activities were $8,000 for the six month period ended June 30, 2013 which compares to cash flows provided by financing activities of $29,000 for the six month period ended June 30, 2012. For the period from November 6, 2007 through June 30, 2013 they were $56,238. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning July 1, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through June 30, 2013, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

     Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2013. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on
August 19, 2013.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: August 19, 2013	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director