Form 10-Q
period 2013-09-30
Univest Tech Inc.
filed 2013-11-05
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
September 30, 2013

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

UNIVEST TECH, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)

5031 S. Ulster Street, Suite 420
Denver, CO	80237
(Address of principal executive offices)	(zip code)

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

As of October 28, 2013, registrant had outstanding 23,044,500 shares of the registrant's common stock.

FORM 10-Q

UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2013

Univest Tech, Inc.
Financial Statements
(Unaudited)

UNIVEST TECH, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	Unaudited
	September 30,	December 31,
	2013	2012

Current Assets

Cash	$539	$1,539

TOTAL ASSETS	$539	$1,539

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES

Current liabilities
Accounts payable	$10,278	$7,557
Derivative liability	12,045	-
Interest payable	16,852	12,665
Notes payable-related party	84,000	74,000

TOTAL LIABILITIES	123,175	94,222

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	50,643	50,643

Deficit accumulated during development stage	(196,324)	(166,371)

TOTAL SHAREHOLDERS' (DEFICIT)	(122,636)	(92,683)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$539	$1,539

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
  (A Development Stage Company)
STATEMENTS OF OPERATIONS

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	September 30,	September 30,
	2013	2012

Revenue:	$-	$-

General & Administrative Expenses

Accounting	500	1,500
Office	560	1,120
Stock transfer	297	495

Total G & A	1,357	3,115

(Loss) before other expenses	(1,357)	(3,115)

Other (expenses)
Increase in fair value of derivatives	(790)	-
Interest	(2,411)	(4,097)

Total other expenses	(3,201)	(4,097)

Net (Loss)	$(4,558)	$(7,212)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
  (A Development Stage Company)
STATEMENTS OF OPERATIONS

			Unaudited
	Unaudited	Unaudited	November 6,
	Nine Month	Nine Month	2007 (inception)
	Period Ended	Period Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenue	$-	$-	$-

General and administrative expenses

Accounting	3,500	9,500	32,445
Consulting	1,000	-	51,030
Office	3,330	3,814	14,602
Legal and professional fess	-	9,500	4,591
Stock transfer fees	891	10,495	10,759

Total expenses	8,721	33,309	113,427

(Loss) from operations	(8,721)	(33,309)	(113,427)

Other (expense) interest
Interest from beneficial conversion feature	-	-	(49,000)
Increase in fair value of deriviatives	(12,045)		(12,045)
Interest	(9,187)	(7,497)	(21,852)

Total other (expense)	(21,232)	(7,497)	(82,897)

Net (loss)	$(29,953)	$(40,806)	$(196,324)

Basic and Diluted (Loss) Per Share	$-	$-	$(0.01)

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	23,044,500

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Unaudited
	Unaudited	Unaudited	November 6,
	Nine Month	Nine Month	2007 (inception)
	Period Ended	Period Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Net (Loss)	$(29,953)	$(40,806)	$(196,324)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Change in fair value of derivative liability	12,045		12,045
Acreted interest	-	4,500	49,000
Compensatory note issuances			27,512
Increase in accounts payable	2,721	1,309	10,278
Increase in interest payable	4,187	2,997	16,852

Cash used in operating activities	(11,000)	(32,000)	(57,699)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	10,000	32,000	56,488
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	10,000	32,000	58,238

Net (decrease) increase in cash	(1,000)	-	539
Cash at beginning of period	1,539	1,539	-
Cash at end of period	$539	$1,539	$539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938
Notes issued for services	$-	$-	$27,512

The accompanying notes are an integral part of these condensed unaudited financial statements

Univest Tech, Inc.
Notes To the Unaudited Financial Statements
For The Three and Nine Month Period Ended September 30, 2013

Note 1 - Unaudited Financial Information

The interim unaudited condensed financial statements as of and for the three and nine month periods ended September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2012.

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

As of September 30, 2013, the Company determined that all of the embedded conversion features are derivative liabilities due to an insufficient number of authorized shares of common stock to settle outstanding contracts. The Company estimated the fair value of these embedded conversion features as $12,045 using Black-Scholes with the following assumptions:

Exercise price	$0.001
Estimated stock price	$0.001
Expected life in years	.25
Risk-free interest rate	0.04%
Expected volatility	100%
Annual dividend yield	0%

The table below presents the change in fair value for three months ended September 30, 2013:

Balance at July 1, 2013	$11,255
Change in fair value	790
Estimated value at September 30, 2013	$12,045

The table below presents the change in fair value for nine months ended September 30, 2013:

Balance at January 1, 2013	$-
Change in fair value	12,045
Estimated value at September 30, 2013	$12,045

Note 3 – Notes Payable

The Company at September 30, 2013 and December 31, 2012 had outstanding notes payable of $84,000 and $74,000 to companies related by common control, with $25,000 unsecured and $59,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $59,000 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (59,000,000 shares). In regards to the convertible notes $49,000 was expensed as a beneficial conversion feature from inceptions through September 30, 2013, $0 for the three and nine month periods ended September 30, 2013 and 2012. Interest expense under the notes for the nine months ended September 30, 2013 and 2012 was $9,187 and $7,497 respectively. Interest expense under the notes fo the three months ended September 30, 2013 and 2012 was $2,411 and $4,097, respectively. As of September 30, 2013 and December 31, 2012 accrued interest payable was $ 16,852 and $12,665 respectively.

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

Our address is 5031 S. Ulster Street, Suite 420, Denver, CO 80237. Our telephone number is (970) 405-3105.

Results of Operations

From our inception on November 6, 2007 through September 30, 2013, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $196,324 for this period.

As of our fiscal year end, December 31, 2012, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended September 30, 2013, were $1,357. This compares with operating expenses for the three month period ended September 30, 2012 of $3,115.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $4,558 for the three month period ended September 30, 2013. This compares with a net loss for the three month period ended September 30, 2012 of $7,212.

Operating expenses, which consisted solely of general and administrative expenses for the nine month period ended September 30, 2013 were $8,721. This compares with operating expenses for the nine month period ended September 30, 2012 of $33,309. Operating expenses from November 6, 2007 through September 30, 2013 were $113,427. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $29,953 for the nine month period ended September 30, 2013. This compares with a net loss for the nine month period ended September 30, 2012 of $40,806. For the period from November 6, 2007 through September 30, 2013 our net loss was $196,324.

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

Liquidity and Capital Resources.

As of September 30, 2013, we had cash or cash equivalents of $539. As of December 31, 2012, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $11,000 for the nine month period ended September 30, 2013. This compares to net cash used for operating activities of $32,000 for the nine month period ended September 30, 2012. For the period from November 6, 2007 through September 30, 2013 they were $57,699.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through September 30, 2013.

Cash flows provided by financing activities were $10,000 for the nine month period ended September 30, 2013 which compares to cash flows provided by financing activities of $32,000 for the nine month period ended September 30, 2012. For the period from November 6, 2007 through September 30, 2013 they were $58,238. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning October 1, 2013 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through September 30, 2013, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product.

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

ITEM 1A. RISK FACTORS

There have been no changes to our Risk Factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2013 for the period ended June 30, 2013 or our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2013.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: November 5, 2013	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director