Form 10-K
period 2013-12-31
Univest Tech Inc.
filed 2014-04-07
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☑.

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

As of March 20, 2014, registrant had outstanding 23,044,500 shares of common stock.

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

We were incorporated on November 6, 2007. Our original location is in the Denver, Colorado metropolitan area, but we plan to operate on a world wide basis.  We plan to sell our services to the general public. We expect approximately $25,000 in operating costs over the next twelve months. At the present time, we have no plans to raise any additional funds within the next twelve months, other than those raised in our recent Offering. Any working capital will be expected to be generated from funds which may be loaned to us by Mr. Castillo, our President. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although he has no obligation to do so. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.  On March 13, 2014, we also incorporated two wholly owned subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc.  Auto Search Consulting, Inc. will operate in the auto industry, specifically engaging in the facilitation of automobile sales and purchases, and Contour Consulting, Inc. will operate as a consultant in the cosmetic surgery field.

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

    In addition to the above business plans, we also are planning on conducting two additional lines of business through our two wholly owned subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc.  Auto Search Consulting, Inc. will facilitate a marketplace providing auction services for sellers and buyers of used vehicles.  In addition, Auto Search Consulting, Inc. will provide ancillary services related to the sale and purchase of vehicles, and it also plans to recover salvaged vehicles in the southwestern region of the United States.  Revenue for Auto Search Consulting, Inc. will be generated through auction fees from both vehicle buyers and sellers, as well as through the ancillary services it will provide, including inspections, storage, transportation, reconditioning, salvage recovery, titling and financing.  As of the date of this current report, Auto Search Consulting has not yet begun operations or generated revenue.  Contour Consulting has been formed to consult in the cosmetic surgery business.  The Company is currently negotiating with a current professional in the industry to run the day to day operations of the subsidiary. Contour Consulting, Inc. will focus on Botox fillers.  The company has not yet begun operations or generated revenue at this time.  The company will identify patients and will negotiate a fee from med spas and surgeons operating in the cosmetic surgery field.

Organization

We are comprised of one corporation, which owns two subsidiaries. All of our operations are conducted through this corporation, as well as both of our subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc.

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

Clients and Competition

We are not aware of any direct competitor. Almost all of the companies in this industry have greater resources and expertise than us. Any of them could choose to enter our proposed market at any time. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Backlog

At December 31, 2013, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 5031 S. Ulster Street, Suite 420, Denver, CO 80237. Our telephone number is (970) 405-3105.

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

We were formed as a Colorado business entity in November, 2007. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on November 6, 2007 through December 31, 2013, we generated no revenue. We had a negative stockholders’ equity of $124,352 at December 31, 2013. Our future sales will depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2013 and December 31, 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Of our total outstanding shares as of December 31, 2013, a total of 21,769,600, or approximately 94.5%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.  As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

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

ITEM 4. MINE SAFETY DISCLOSURES.

          Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2013, there were 46 record holders of our common stock, and there were 23,044,500 shares of our common stock outstanding.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2013 and December 31, 2012. For detailed financial information, see the audited Financial Statements included in this prospectus.

Balance Sheet Data: at December 31, 2013

Cash	$539
Total assets	$539
Total liabilities	$124,891
Shareholders' equity	$(124,352)

Operating Data: for the year ended December 31, 2013

Revenues	$-0-
Operating Expenses	$9,018
Net (Loss)	$(31,669)

Balance Sheet Data: at December 31, 2012

Cash	$1,539
Total assets	$1,539
Total liabilities	$94,222
Shareholders' equity	$(92,683)

Operating Data: for the year ended December 31, 2012

Revenues	$-0-
Operating Expenses	$53,557
Net (Loss)	$(106,923)

Results of Operations.

From our inception on November 6, 2007 through December 31, 2013, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end December 31, 2013 and December 31, 2012, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2013, were $9,018, which compares with operating expenses of $53,557 for the year ended December 31, 2012.  The decrease in our operating expenses during the year ended December 31, 2013 was primarily due to a decrease in consulting and accounting fees.  For the period from November 6, 2007 through December 31, 2013 operating expenses were $113,724. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $31,669 for the fiscal year ended December 31, 2013. This compares with a net loss for the fiscal year ended December 31, 2012 of $106,923.

Because we do not pay salaries, and our major professional fees have been paid for the year ended December 31, 2013, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended December 31, 2013, compared to the fiscal year ended December 31, 2012, were very similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. Each dollar of revenue is not directly tied to increasing costs. We believe that we can become profitable without incurring additional costs under our current operating cost structure. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Castillo has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although he has no obligation to do so.

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

Liquidity and Capital Resources.

As of December 31, 2013, we had cash or cash equivalents of $539.  As of December 31, 2012, we had cash or cash equivalents of $1,539.

Net cash used for operating activities was $1,000 for the fiscal year ended December 31, 2013. This compares to net cash used for operating activities of $21,488 for the fiscal year ended December 31, 2012. For the period from November 6, 2007 through December 31, 2013 they were $47,699.

Cash flows from investing activities were $-0- from our inception on November 6, 2007 through December 31, 2013.

Cash flows provided by financing activities was $0 for the fiscal year ended December 31, 2013, which compares to cash flows provided by financing activities of $21,488 for the fiscal year ended December 31, 2012.  For the period from November 6, 2007 through December 31, 2013 they were $46,488. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Plan of Operation.

Our plan for the twelve months beginning January 1, 2014 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

From our inception on November 6, 2007 through December 31, 2013, we have generated no revenue and no operations. We have only one location in the Denver Metropolitan area. We currently have no plans to expand into other locations or areas, although we eventually plan to operate on a global basis through the Internet. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although he has no obligation to do so.

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
Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources(we might explore potential acquisition candidates, although we have no such candidates at this time)

   In addition to the above business plans, we also are planning on conducting two additional lines of business through our two wholly owned subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc.  Auto Search Consulting, Inc. will facilitate a marketplace providing auction services for sellers and buyers of used vehicles.  In addition, Auto Search Consulting, Inc. will provide ancillary services related to the sale and purchase of vehicles, and it also plans to recover salvaged vehicles in the southwestern region of the United States.  Revenue for Auto Search Consulting, Inc. will be generated through auction fees from both vehicle buyers and sellers, as well as through the ancillary services it will provide, including inspections, storage, transportation, reconditioning, salvage recovery, titling and financing.  As of the date of this current report, Auto Search Consulting has not yet begun operations or generated revenue.  Contour Consulting has been formed to consult in the cosmetic surgery business.  The Company is currently negotiating with a current professional in the industry to run the day to day operations of the subsidiary. Contour Consulting, Inc. will focus on Botox fillers.  The company has not yet begun operations or generated revenue at this time.  The company will identify patients and will negotiate a fee from med spas and surgeons operating in the cosmetic surgery field.

Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2014. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by December 31, 2014. We estimate that we must generate approximately $25,000 in sales per year to be profitable. Our plan is to attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although he has no obligation to do so.  On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr. Castillo, who has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, although he has no obligation to do so, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

Univest Tech, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

The Period November 6, 2007 (inception) through December 31, 2013,
The years ended December 31, 2013 and December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Univest Tech, Inc,
Denver, Colorado

We have audited the accompanying balance sheet of Univest Tech, Inc, (a development stage company) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Univest Tech, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation
Anaheim, California

March 31, 2014

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Univest Tech, Inc.
Greenwood Village, Colorado

I have audited the accompanying balance sheet of Univest Tech, Inc. (a development stage company) as of December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and for the period from November 6, 2007 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Univest Tech, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the years then ended, and for the period from November 6, 2007 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Univest Tech, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

Current Assets

Cash	$539	$1,539

TOTAL ASSETS	$539	$1,539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$10,575	$7,557
Interest payable	18,271	12,665
Derivative liability	12,045	-
Notes payable-related party	84,000	74,000

TOTAL LIABILITIES	124,891	94,222

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	50,643	50,643

Deficit accumulated during development stage	(198,040)	(166,371)

TOTAL SHAREHOLDERS' EQUITY	(124,352)	(92,683)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$539	$1,539

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Operations

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$-	$-	$-

General and administrative expenses

Accounting	3,500	11,000	32,445
Consulting	1,000	27,512	51,030
Office	3,330	5,364	14,602
Legal fees	-	3,988	4,591
Stock transfer fees	1,188	5,693	11,056

Total expenses	9,018	53,557	113,724

(Loss) from operations	(9,018)	(53,557)	(113,724)

Other (expense) interest
Increase in fair value of derivative	(12,045)	-	(12,045)
Interest from beneficial conversion feature	-	(49,000)	(49,000)
Interest	(10,606)	(4,366)	(23,271)

Total other (expense)	(22,651)	(53,366)	(84,316)

Net (loss)	$(31,669)	$(106,923)	$(198,040)

Basic (Loss) Per Share	$-	$-	$(0.01)

Weighted Average Common Shares
Outstanding - Basic and diluted	23,044,500	23,044,500	23,044,500

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

August 8, 2008 issued 107,000
shares of par value $.001 common stock
for cash of $26,750 or $.25 per share
(less deferred offering costs of $25,000)
as part of a private offering	107,000	107	1,643		1,750

Net (Loss)	-	-	-	(25,476)	(25,476)

Balance at October 31, 2008	23,044,500	$23,045	$1,643	$(25,476)	$(788)

Net (Loss)	-	-	-	(12,030)	(12,030)

Balance at October 31, 2009	23,044,500	$23,045	$1,643	$(37,506)	$(12,818)

Net (Loss)	-	-	-	(10,518)	(10,518)

Balance at October 31, 2010	23,044,500	$23,045	$1,643	$(48,024)	$(23,336)

Net (Loss)	-	-	-	(11,091)	(11,091)

Balance at October 31, 2011	23,044,500	$23,045	$1,643	$(59,115)	$(34,427)

Net (Loss)	-	-	-	(333)	(333)

Balance at December 31, 2011	23,044,500	$23,045	$1,643	$(59,448)	$(34,760)

Beneficial conversion feature			49,000		49,000

Net (Loss)	-	-	-	(106,923)	(106,923)

Balance at December 31, 2012	23,044,500	$23,045	$50,643	$(166,371)	$(92,683)

Net (Loss)	-	-	-	(31,669)	(31,669)

Balance at December 31, 2013	23,044,500	$23,045	$50,643	$(198,040)	$(124,352)

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Unaudited
			November 6,
			2007 (inception)
	Year Ended	Year Ended	thorugh
	December 31,	December 31,	December 31,
	2013	2012	2013

Net (Loss)	$(31,669)	$(106,923)	$(198,040)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Change in fair value of derivative liability	12,045	-	12,045
Beneficial conversion feature	-	49,000	49,000
Compensatory note issuances	5,000	27,512	32,512
Increase (Decrease) in accounts payable	8,018	4,557	15,575
Increase in interest payable	5,606	4,366	18,271

Cash used in operating activities	(1,000)	(21,488)	(47,699)

Cash flows from investing activities:
Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	-	21,488	46,488
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	21,488	48,238

Net increase (decrease) in cash	(1,000)	-	539
Cash at beginning of period	1,539	1,539	-
Cash at end of period	$539	$1,539	$539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938
Notes issed for services	$5,000	$27,512	$32,512
Notes issued in satisfaction of accounts payable	$5,000	$-	$5,000

The accompanying notes are an integral part of these audited financial statements.

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2013
The Year Ended December 31, 2013 and 2012

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

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2013
The Year Ended December 31, 2013 and 2012

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company will develop and market music based on technology solutions. The revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collection is reasonably assured.  The Company has had no revenues from inception through December 31, 2013.

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

Note 4 – Capital Stock

The Company has authorized 50,000,000 shares of $.001 par value common stock.

On November 7, 2007 the Company issued 22,937,500 shares of $.001 par value common stock for services valued at $22,938 or $.001 per share.

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2013
The Year Ended December 31, 2013 and 2012

Note 4 – Capital Stock (continued)

On August 8, 2008 the Company completed its private offering and issued 107,000 shares of $.001 par value common stock for $26,750 or $.25 per share. The Company incurred offering expenses totaling $25,000. These expenses directly reduced the offering proceeds of $26,750 resulting in net funds received of $1,750.

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of December 31, 2013.

The Company has declared no dividends through December 31, 2013.

Note 5 – Derivative Liability

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

As of December 31, 2013, the Company determined that all of the embedded conversion features are derivative liabilities due to an insufficient number of authorized shares of common stock to settle outstanding contracts. The Company estimated the fair value of these embedded conversion features as $12,045 using Black-Scholes with the following assumptions:

Exercise price	$0.001
Estimated stock price	$0.001
Expected life in years	.25
Risk-free interest rate	0.04%
Expected volatility	100%
Annual dividend yield	0%

Univest Tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2013
The Year Ended December 31, 2013 and 2012

Note 5 – Derivative Liability(continued)

The table below presents the change in fair value for year ended December 31, 2013:

Balance at January 1, 2013	$-
Change in fair value	12,045
Estimated value at December 31, 2013	$12,045

Note 6 -  Note Payable

The Company at December 31, 2013 and 2012 had outstanding notes payable for $84,000 and $74,000 to companies related by common control, with $25,000 unsecured and $59,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $59,000 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (59,000,000 shares). In regards to the convertible notes $49,000 was expensed as a beneficial conversion feature as of the period ended December 31, 2013.. Interest expense under the notes for the years ended December 31, 2013 and 2012 was $10,606 and $4,366 respectively. As of December 31, 2013 and 2012 accrued interest payable was $18,271 and $12,665, respectively.

Note 7 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2013 and December 31, 2012, the Company had approximately $138,592 and $106,923 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $43,102 and $33,274 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended December 31, 2013 and December 31, 2012 was approximately $9,828 and $21,385, respectively.

Univest tech, Inc.
(A Development Stage Company)
Notes to Financial Statements
The Period November 6, 2007 (inception) through December 31, 2013
The Year Ended December 31, 2013 and 2012

Note 8 – Subsequent Events

On March 13, 2014, we incorporated a wholly-owned subsidiary, Auto Search Consulting, Inc.   Auto Search Consulting, Inc. will facilitate a marketplace providing auction services for sellers and buyers of used vehicles.  In addition, Auto Search Consulting, Inc. will provide ancillary services related to the sale and purchase of vehicles, and it also plans to recover salvaged vehicles in the southwestern region of the United States.  Revenue for Auto Search Consulting, Inc. will be generated through auction fees from both vehicle buyers and sellers, as well as through the ancillary services it will provide, including inspections, storage, transportation, reconditioning, salvage recovery, titling and financing.  As of the date of this current report, Auto Search Consulting has not yet begun operations or generated revenue.

On March 13, 2014, we incorporated a wholly-owned subsidiary, Contour Consulting, Inc.  Contour Consulting has been formed to consult in the cosmetic surgery business.  The Company is currently negotiating with a current professional in the industry to run the day to day operations of the subsidiary. Contour Consulting, Inc. will focus on Botox fillers.  The company has not yet begun operations or generated revenue at this time.  The company will identify patients and will negotiate a fee from med spas and surgeons operating in the cosmetic surgery field.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2013.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

        Management has concluded that our internal control over financial reporting was effective as December 31, 2013.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Jairon Edgardo Castillo	34	President, Chief Executive Officer, Director

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Jairon Castillo who is 34 years of age, has been President of  JNE Castillo Motors Inc., a private auto wholesaler  from 2009 to the present. His company has been involved in the completion of multiple transaction on a monthly basis and is registered with the state of Indiana . Mr. Castillo holds a class “A” operational motor vehicle license nation wide. Mr. Castillo from 2002 to present has been the managing member of Next level productions, a promotion company that operates in southern California along within the Midwest. Next Level specializing in promotions for the entertainment industry

Family Relationships

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 23,044,500 common shares were issued and outstanding as of December 31, 2013.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Matthew Milonas, Director	0	0%
5031 S. Ulster Street, Suite 420
Denver, CO 80237

Jairon Castillo, President and Director	0	0%
5031 S. Ulster Street, Suite 420
Denver, CO 80237

All Officers and Directors as a Group	0	0%
(two persons)

Patrick Womack	22,000,000	95.47%
11805 E. Fair Ave
Greenwood Village, CO 80111
 _______________

  (1) All ownership is beneficial and of record, unless indicated otherwise.

  (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space, which is provided by a consultant to the company on a rent-free basis.

As of December 31, 2013, we had an outstanding note payable for $25,000 to a company controlled by our former President, Mr. Womack. This note is unsecured, bearing interest at 8% per annum and due on demand.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Hartley Moore Accountancy Corporation, was paid an aggregate of $3,500 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $3,500 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

            * Previously filed with Form S-1 Registration Statement, May 18, 2009

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2014.

UNIVEST TECH, INC.

By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: April 2, 2014	By:	/s/ Jairon Edgardo Castillo
Jairon Edgardo Castillo,
Director