Form 10-Q
period 2014-03-31
Univest Tech Inc.
filed 2014-05-19
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
March 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

UNIVEST TECH, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)

6610 North University Drive Suite 220
Fort Lauderdale, FL	33321
(Address of principal executive offices)	(zip code)

(954) 722-1300 ext. 105
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

As of May 15, 2014, the Company had 23,044,500 shares of common stock issued and outstanding.

FORM 10-Q

UNIVEST TECH, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

ASSETS
	Unaudited
	March 31,	December 31,
	2014	2013

Current Assets

Cash	$539	$539

TOTAL ASSETS	$539	$539

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current liabilities
Accounts payable	$13,548	$10,575
Derivative liability	12,045	12,045
Interest payable	19,668	18,271
Notes payable-related party	84,000	84,000

TOTAL LIABILITIES	129,261	124,891

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,044,500 shares.	23,045	23,045

Capital paid in excess of par value	50,643	50,643

Deficit accumulated during development stage	(202,410)	(198,040)

TOTAL SHAREHOLDERS' DEFICIT	(128,722)	(124,352)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$539	$539

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
  (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Unaudited Three Month Period Ended March 31, 2014	Unaudited Three Month Period Ended March 31, 2013	Unaudited November 6, 2007 (inception) through March 31, 2014

Revenue	$-	$-	$-

General and administrative expenses

Accounting	-	-	32,445
Consulting	-	-	51,030
Office	2,806	1,420	17,408
Legal and professional fess	-	-	4,591
Stock transfer fees	167	297	11,223

Total expenses	2,973	1,717	116,697

(Loss) from operations	(2,973)	(1,717)	(116,697)

Other (expense) interest
Interest from beneficial conversion feature	-	-	(49,000)
Increase in fair value of derivatives	-		(12,045)
Interest	(1,397)	(1,369)	(24,668)

Total other (expense)	(1,397)	(1,369)	(85,713)

Net (loss)	$(4,370)	$(3,086)	$(202,410)

Basic and Diluted (Loss) Per Share	$-	$-	$-

Weighted Average Common Shares
Outstanding	23,044,500	23,044,500	-

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Unaudited
	Unaudited	Unaudited	November 6,
	Three Month	Three Month	2007 (inception)
	Period Ended	Period Ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

Net (Loss)	$(4,370)	$(3,086)	$(202,410)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,938
Change in fair value of derivative liability	-	-	12,045
Acreted interest	-	-	49,000
Compensatory note issuances			32,512
Increase (Decrease) in accounts payable	2,973	1,717	18,548
Increase in interest payable	1,397	1,369	19,668

Cash used in operating activities	-	-	(47,699)

Cash flows from financing activities:
Notes payable	-	-	46,488
Issuance of common stock	-	-	26,750
Deferred offering costs	-	-	(25,000)

Net cash provided from financing activities	-	-	48,238

Net increase in cash	-	-	539
Cash at beginning of period	539	1,539	-
Cash at end of period	$539	$1,539	$539

Supplemental disclosure information:
Stock issued for services	$-	$-	$22,938
Notes issued for services	$-	$-	$32,512
Notes issued in satisfaction of accounts payable	$-	$-	$5,000

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Unaudited Financial Information

The accompanying unaudited condensed financial statements have been prepared by Univest Tech, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.  Interim results are not necessarily indicative of result for a full year.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2013 included in the Company’s Form 10-K filed with the Commission on April 7, 2014.

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

As of March 31, 2014, the Company determined that all of the embedded conversion features are derivative liabilities due to an insufficient number of authorized shares of common stock to settle outstanding contracts. The Company estimated the fair value of these embedded conversion features as $12,045 using Black-Scholes with the following assumptions:

Exercise price	$0.001
Estimated stock price	$0.001
Expected life in years	.25
Risk-free interest rate	0.04%
Expected volatility	100%
Annual dividend yield	0%

The table below presents the change in fair value for three months ended March 31, 2014:

Balance at January 1, 2014	$(12,045)
Change in fair value	-
Estimated value at March 31, 2014	$12,045

UNIVEST TECH, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 3 – Notes Payable

The Company at March 31, 2014 and December 31, 2013 had outstanding notes payable of $84,000 to companies related by common control, with $25,000 unsecured and $59,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $59,000 of the notes is convertible anytime at the holders’ discretion into common stock at $.001 per share (59,000,000 shares). In regards to the convertible notes $49,000 was expensed as a beneficial conversion feature from inception through March 31, 2014. Interest expense under the note for the periods ended March 31, 2014 and 2013 was $1,397 and $1,369 and for the period from inception through March 31, 2014 was $24,668, respectively. As of March 31, 2014 and December 31, 2013 accrued interest payable was $19,668 and $18,271 respectively.

Note 4 – Subsequent Events

On April 18, 2014 the Company had a major change of control and appointment of new officers and directors.  Upon this change in control, the notes payable discussed in Note 3 were no longer deemed payable to related parties and instead are payable to unrelated third parties.  All other terms of the notes remained the same, including conversion features.

On May 13, 2014, the Company filed Articles of Amendment to the Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Results of Operations

From our inception on November 6, 2007 through March 31, 2014, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $202,410 for this period.

As of our fiscal year end, December 31, 2013, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2014, were $2,973. This compares with operating expenses for the three month period ended March 31, 2013 of $1,717.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $4,370 for the three month period ended March 31, 2014. This compares with a net loss for the three month period ended March 31, 2013 of $3,086.  For the period from November 6, 2007 through March 31, 2014 our net loss was $202,410.

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

Liquidity and Capital Resources.

As of March 31, 2014, we had cash or cash equivalents of $539. As of December 31, 2013, we had cash or cash equivalents of $539.

Net cash used for operating activities was $0 for the three month period ended March 31, 2014. This compares to net cash used for operating activities of $0 for the three month period ended March 31, 2013. For the period from November 6, 2007 through March 31, 2014 they were $47,699.

Cash flows from investing activities were $0 from our inception on November 6, 2007 through March 31, 2014.

Cash flows provided by financing activities were $0 for the three month period ended March 31, 2014 which compares to cash flows provided by financing activities of $0 for the three month period ended March 31, 2013. For the period from November 6, 2007 through March 31, 2014 they were $48,238. These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Number	Description	Filing

3.1	Articles of Incorporation	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

3.2	Bylaws	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CEO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2014.

UNIVEST TECH, INC.

By:           /s/ Jaitegh Singh
Jaitegh Singh
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date:  May 19, 2014                                                                              By:           /s/ Jaitegh Singh
Jaitegh Singh
Director