Form 10-Q
period 2014-06-30
Univest Tech Inc.
filed 2014-08-19
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
June 30, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

UNIVEST TECH, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction)	(IRS Employer File Number)

6610 North University Drive, Suite 220
Fort Lauderdale, FL 33321
(Address of principal executive offices)

 (954) 722-1300 ext. 105
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As of August 18, 2014, the Company had 207,400,500 shares of common stock issued and outstanding.

 FORM 10-Q

UNIVEST TECH, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to UNIVEST TECH, INC.

ITEM 1. FINANCIAL STATEMENTS

UNIVEST TECH, INC. BALANCE SHEETS ASSETS
	Unaudited
	June 30,	December 31,
	2014	2013

Current Assets

Cash	$539	$539

TOTAL ASSETS	$539	$539

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

Current liabilities
Accounts payable	$2,180	$10,575
Derivative liability	-	12,045
Interest payable	-	18,271
Notes payable-related party	-	84,000

TOTAL LIABILITIES	2,180	124,891

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
250,000,000 shares; issued and outstanding 207,400,500 shares.	207,401	207,401

Capital paid in excess of par value	5,986	(133,714)

Accumulated deficit	(215,028)	(198,040)

TOTAL SHAREHOLDERS' DEFICIT	(1,641)	(124,352)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$539	$539

The accompanying notes are an integral part of these unaudited financial statements

UNIVEST TECH, INC.
  CONDENSED STATEMENTS OF OPERATIONS

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	Six Month	Six Month
	Ended	Ended	Period Ended	Period Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

General & Administrative Expenses

Accounting	1,150	3,000	1,150	3,000
Consulting	-	1,000	-	1,000
Legal and Professional	10,000	-	4,309	2,770
Office	1,503	1,350	10,000	-
Stock transfer fees	474	297	641	594

Total Expenses	13,127	5,647	16,100	7,364

(Loss) from operations	(13,127)	(5,647)	(16,100)	(7,364)

Other Income (expenses)
Change in fair value of derivatives	-	(11,255)	-	(11,255)
Debt release	664	-	664	-
Interest	(155)	(5,407)	(1,552)	(6,776)

Total other income (expenses), net	509	(16,662)	(888)	(18,031)

Net (Loss)	$(12,618)	$(22,309)	$(16,988)	$(25,395)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$-	$-

Weighted Average Common Shares
Outstanding	207,400,500	207,400,500	207,400,500	207,400,500

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
  STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Six Month	Six Month
	Period Ended	Period Ended
	June 30,	June 30,
	2014	2013

Net (Loss)	$(16,988)	$(25,395)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Gain on settlement of debt	(664)	-
Change in fair value of derivative liability	-	11,255
Increase (Decrease) in accounts payable	16,100	2,364
Increase (Decrease) in interest payable	1,552	2,776

Cash used in operating activities	-	(9,000)

Cash flows from investing activities:
	-	-

Net cash (used) in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	8,000
Net cash provided from financing activities	-	8,000

Net increase in cash	-	(1,000)
Cash at beginning of period	539	1,539
Cash at end of period	$539	$539

Supplemental disclosure information:
During the period ended June 30, 2014, the Company reclassified $12,045 from derivative liability to capital paid in excess of par.
During the period ended June 30, 2014, the Company recorded $127,654 of Capital paid in excess of par in connection with payments of notes payable related party, accounts payable, and interest payable by a shareholder.

The accompanying notes are an integral part of these condensed unaudited financial statements

UNIVEST TECH, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2014
(UNAUDITED)

Note 1 - Unaudited Financial Information Basis of Presentation

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and six months ended June 30, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of June 30, 2014, the condensed results of its operations for the three and six months ended June 30, 2014 and 2013, and the condensed cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Note 2 – Impact of New Accounting Standards

In June 2014, the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of June 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including an acquisition, equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

UNIVEST TECH, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2014
(UNAUDITED)

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Derivative Liability

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

At April 10, 2014, the Company determined that all of the embedded conversion features were no longer derivative liabilities due to the Company having sufficient number of authorized shares of common stock to settle outstanding contracts at April 10, 2014. The Company estimated the fair value of these embedded conversion features as $12,045 using Black-Scholes with the following assumptions:

Exercise price	$0.001
Estimated stock price	$0.001
Expected life in years	.25
Risk-free interest rate	0.04%
Expected volatility	100%
Annual dividend yield	0%

The table below presents the change in fair value for six months ended June 30, 2014:

Balance at January 1, 2014	$12,045
Change in fair value	(12,045)
Estimated value at April 10, 2014	-
Reclass to APIC	(12,045)
Value at June 30, 2014	-0-

On April 10, 2014 these notes were paid and are no longer outstanding, therefore, the calculated derivative liability has been reduced to $-0-

Note 4 – Notes Payable

The Company at June 30, 2014 and December 31, 2013 had outstanding notes payable of $-0- and $84,000 respectively to companies related by common control, with $25,000 unsecured and $59,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $61,000 of the notes was convertible anytime at the holders’ discretion into common stock at $.001 per share (61,000,000 shares). Interest expense under the note for the three months and six months ended June 30, 2014 and 2013 was $155 and $5,407 and $1,552 and $6,776 respectively. At June 30, 2014 and December 31, 2013 accrued interest payable was $ -0- and $18,271 respectively.

UNIVEST TECH, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2014
(UNAUDITED)

Note 5 - Shareholders’ Equity

On May 13, 2014, Univest Tech, Inc., a Colorado corporation (the “Company”), filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.

On May 13, 2014, the Company’s Board of Directors, receiving the majority vote of the Company’s shareholders and, approved: (a) an increase in the aggregate number of authorized shares of Common Stock of the Company from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001; and (b) a 9-for-1 forward stock split (“Forward Split”) of the issued and outstanding shares of Common Stock of the Company. As a result of the Forward Split, the current 23,044,500 issued and outstanding shares of Common Stock shall represent 207,400,500 post Forward Split shares; any and all fractional shares resulting from the Forward Split shall be rounded up to the next whole share.

On May 16, 2014, FINRA approved the Forward Split, to take effect on May 20, 2014. The accompanying financial statements have been updated to reflect the effects of the Forward Split.

On April 10, 2014 the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder.

Note 6 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 7 – Subsequent Events

The Company has evaluated possible subsequent events through August 19, 2014.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

From our inception on November 6, 2007 through June 30, 2014, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $16,988 for the six month period ended June 30, 2014.

As of our fiscal year end, December 31, 2013, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the three months ended June 30, 2014, were $13,127. This compares with operating expenses for the three months ended June 30, 2013 of $5,647.  Operating expenses for the six months ended June 30, 2014 and 2013 were $16,100 and $7,364, respectively. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $12,618 for the three month period ended June 30, 2014. This compares with a net loss for the three month period ended June 30, 2013 of $22,309.

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

Liquidity and Capital Resources.

As of June 30, 2014, we had cash or cash equivalents of $539 and as of December 31, 2013, we had cash or cash equivalents of $539.

Net cash used for operating activities was $0 for the six month period ended June 30, 2014. This compares to net cash used for operating activities of $9,000 for the six month period ended June 30, 2013.

Net cash provided by financing activities were $0 for the six month period ended June 30, 2014 which compares to cash flows provided by financing activities of $8,000 for the six month period ended June 30, 2013. These cash flows were all related to the issuance of notes.

Over the next twelve months we do not expect any material capital costs to develop operations. We plan to buy office equipment to be used in our operations, which is included in our $25,000 operating costs. Our operating costs of $25,000 will be used for operations, but none will be used to pay salaries.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate revenues.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

On May 13, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.  A copy of the Articles of Amendment was filed as Exhibit 3.01 to the Current Report on Form 8-K filed with the Commission on May 19, 2014.

On May 13, 2014, the Company’s Board of Directors, receiving the majority vote of the Company’s shareholders, approved a 9-for-1 forward stock split (“Forward Split”) of the issued and outstanding shares of Common Stock of the Company, payable as a dividend and upon surrender of certificates.  On May 16, 2014, FINRA approved the Forward Split to take effect on May 20, 2014.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Number	Description	Filing

3.1	Articles of Incorporation	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

3.1 (a)	Amendment to Articles of Incorporation filed with the CO Secretary of State on May 13, 2014.	Filed with the SEC on May 19, 2014 as Exhibit 3.01 to our Current Report on Form 8-K.

3.2	Bylaws	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CEO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

         Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2014.

UNIVEST TECH, INC.

  By:         /s/ Jaitegh Singh
Jaitegh Singh
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date:  August 19, 2014                                                                          By:   /s/ Jaitegh Singh
Jaitegh Singh
Director