Form 10-Q
period 2014-09-30
HIGH DESERT ASSETS, INC.
filed 2014-11-14
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
September 30, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

HIGH DESERT ASSETS, INC.
(Formerly known as Univest Tech, Inc.)
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction)	(IRS Employer File Number)

6501 E. Greenway Pkwy. #103-412
Scottsdale, AZ 85254
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

As of November 14, 2014, the Company had 23,660,625 shares of common stock issued and outstanding.

FORM 10-Q

HIGH DESERT ASSETS, INC.
(FORMERLY UNIVEST TECH, INC.)

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to HIGH DESERT ASSETS, INC.

ITEM 1. FINANCIAL STATEMENTS

HIGH DESERT ASSETS, INC.
(FKA UNIVEST TECH, INC.)
  CONSOLIDATED BALANCE SHEETS

ASSETS
	Unaudited
	September 30,	December 31,
	2014	2013

Current Assets

Cash	$539	$539

TOTAL ASSETS	$539	$539

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

Current liabilities
Accounts payable	$3,945	$10,575
Derivative liability	-	12,045
Interest payable	-	18,271
Notes payable-related party	-	84,000

TOTAL LIABILITIES	3,945	124,891

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
250,000,000 shares; issued and outstanding 207,400,500 shares.	207,401	207,401

Capital paid in excess of par value	9,486	(133,713)

Accumulated deficit	(220,293)	(198,040)

TOTAL SHAREHOLDERS' DEFICIT	(3,406)	(124,352)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$539	$539

The accompanying notes are an integral part of these unaudited consolidated financial statements

HIGH DESERT ASSETS, INC.
(FKA UNIVEST TECH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited	Unaudited	Unaudited	Unaudited
	Three Months	Three Months	Nine Month	Nine Month
	Ended	Ended	Period Ended	Period Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

General and administrative expenses

Accounting	4,150	3,000	5,300	3,500
Consulting	-	1,000	-	1,000
Office	(135)	-	4,174	3,330
Legal and professional fess	-	1,350	10,000	-
Stock transfer fees	1,250	297	1,891	891

Total expenses	5,265	5,647	21,365	8,721

Loss from operations	(5,265)	(5,647)	(21,365)	(8,721)

Other income (expense)
Change in fair value of derivatives	-	(11,255)	-	(12,045)
Debt release	-	-	664	-
Interest	-	(5,407)	(1,552)	(9,187)

Total other (expense), net	-	(16,662)	(888)	(21,232)

Net (loss)	$(5,265)	$(22,309)	$(22,253)	$(29,953)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	207,400,500	207,400,500	207,400,500	207,400,500

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HIGH DESERT ASSETS, INC.
(FKA UNIVEST TECH, INC.)
  CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30,	September 30,
	2014	2013

Net Loss	$(22,253)	$(29,953)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Gain on settlement of debt	664	-
Change in fair value of derivative liability	-	12,045
Increase (Decrease) in accounts payable	20,037	2,721
Increase (Decrease) in interest payable	1,552	4,187

Cash used in operating activities	-	(11,000)

Cash flows from investing activities:

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable	-	10,000
Net cash provided by financing activities	-	10,000

Net change in cash	-	(1,000)
Cash at beginning of period	539	1,539
Cash at end of period	$539	$539

Supplemental disclosure information:

During the period ended June 30, 2014, the Company reclassified $12,045 from derivative liability to capital paid in excess of par.
During the period ended June 30, 2014, the Company recorded $127,654 of Capital paid in excess of par in connection with payments of notes payable related party, accounts payable, and interest payable.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

HIGH DESERT ASSETS, INC.
(FORMERLY UNIVEST TECH, INC.)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2014
(UNAUDITED)

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assists the reader in understanding and evaluating the Company’s consolidated financial statements.  The financial statements and notes are the representations of the Company’s management, which is responsible for their integrity and objectivity.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying (a) condensed consolidated balance sheet at December 31, 2013 has been derived from audited statements and (b) the interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. These condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K.

The condensed financial statements included herein as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of the Company’s management, are necessary to present fairly the condensed financial position of the Company as of September 30, 2014, the condensed results of its operations for the three and nine months ended September 30, 2014 and 2013, and the condensed cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim periods.

Organization
High Desert Assets, Inc., formerly Univest Tech, Inc. (the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was formed to develop and market music based on technology solutions. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.  On September 25, 2014, the Company entered into an assignment agreement with Canyon Farms, LLC, an Arizona limited liability company, which was formed by a member of the Company’s board of directors and became a wholly-owned subsidiary in order to purchase land (see Note 5) on such date.  The subsidiary has no assets or liabilities as of September 30, 2014 and there was no cost to the Company in connection with the assignment.

Principles of Consolidation

The unaudited financial statements of High Desert Assets, Inc. have been prepared in accordance with GAAP and include the accounts of High Desert Assets, Inc. and its wholly owned subsidiary, Canyon Farms, LLC, for the three and nine months ended September 30, 2014 and 2013 (Canyon Farms since September 25, 2014).  All significant inter-company transactions and balances have been eliminated in consolidation.  Any reference herein to the “Company”, “we”, “our” or “us” is intended to mean High Desert Assets, Inc., including the subsidiary indicated above, unless otherwise indicated.

HIGH DESERT ASSETS, INC.
(FORMERLY UNIVEST TECH, INC.)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2014
(UNAUDITED)

Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern ”. The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the consolidated financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the consolidated financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

HIGH DESERT ASSETS, INC.
(FORMERLY UNIVEST TECH, INC.)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2014
(UNAUDITED)

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

At April 10, 2014, the Company determined that all of the embedded conversion features were no longer derivative liabilities due to the Company having sufficient number of authorized shares of common stock to settle outstanding contracts at April 10, 2014. The Company estimated the fair value of these embedded conversion features as $12,045 using Black-Scholes with the following assumptions:

Exercise price	$0.001
Estimated stock price	$0.001
Expected life in years	.25
Risk-free interest rate	0.04%
Expected volatility	100%
Annual dividend yield	0%

The table below presents the change in fair value for six months ended June 30, 2014:

Balance at January 1, 2014	$12,045
Change in fair value	0
Estimated value at April 10, 2014	12,045
Reclass to APIC	(12,045)
Value at September 30, 2014	$ -0-

On April 10, 2014 these notes were paid and are no longer outstanding, therefore, the calculated derivative liability has been reduced to $-0-.

HIGH DESERT ASSETS, INC.
(FORMERLY UNIVEST TECH, INC.)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2014
(UNAUDITED)

Note 3 – Notes Payable

The Company at September 30, 2014 and December 31, 2013 had outstanding notes payable of $-0- and $84,000 respectively to companies related by common control, with $25,000 unsecured and $59,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $61,000 of the notes was convertible anytime at the holders’ discretion into common stock at $.001 per share (61,000,000 shares). Interest expense under the note for the three months and nine months ended September 30, 2014 and 2013 was $-0- and $5,407 and $1,552 and $9,187 respectively. At September 30, 2014 and December 31, 2013 accrued interest payable was $ -0- and $18,271 respectively.

Note 4 - Shareholders’ Equity

On May 13, 2014, Univest Tech, Inc., a Colorado corporation (the “Company”), filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.

On May 13, 2014, the Company’s Board of Directors, receiving the majority vote of the Company’s shareholders, approved: (a) an increase in the aggregate number of authorized shares of Common Stock of the Company from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001; and (b) a 9-for-1 forward stock split (“Forward Split”) of the issued and outstanding shares of Common Stock of the Company. As a result of the Forward Split, the current 23,044,500 issued and outstanding shares of Common Stock shall represent 207,400,500 post Forward Split shares; any and all fractional shares resulting from the Forward Split shall be rounded up to the next whole share.

On May 16, 2014, FINRA approved the Forward Split of 9 for 1, which took effect on May 20, 2014. The accompanying financial statements have been updated to reflect the effects of the Forward Split.

On April 10, 2014 the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder.

Note 5 – Commitment and Contingency

On September 10, 2014, Canyon Farms, LLC, entered into a Commercial Real Estate Purchase Contract (the “Purchase Contract”) to acquire certain real property located at 2690 Highway 89, Chino Valley, AZ 86323, parcel number 306-14-023k, consisting of an approximately 2.9 acre parcel of partially developed real property (the “Property”) for an aggregate purchase price of $1,500,000 (the “Purchase Price”). Closing of this transaction is scheduled for November 25, 2014.

Note 6 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 7 – Subsequent Events

The Company has evaluated possible subsequent events through November 14, 2014.

On October 21, 2014, FINRA announced the effectiveness of the Company’s name change from Univest Tech, Inc. to High Desert Assets, Inc., which took effect October 22, 2014.

On October 21, 2014, the Company’s previous President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and the controlling shareholder of the Company cancelled and returned to treasury an aggregate of 183,739,875 shares of the Company’s common stock beneficially owned by him.  Following the cancellation of the 183,739,875 common shares, there are a total of 23,660,625 common shares of the Company outstanding.

END NOTES TO FINANCIALS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Results of Operations

From our inception on November 6, 2007 through September 30, 2014, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses. We had a net loss of $22,253 for the nine month period ended September 30, 2014, in comparison to a net loss of $29,953 for the nine month period ended September 30, 2013.

As of our fiscal year end, December 31, 2013, our accountants expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow has been dependent upon our ability to successfully develop and market our software and our ability to generate revenues.  We were unsuccessful in these efforts and have decided to pursue different business opportunities that will allow us to achieve our objectives.

On September 25, 2014, the Company entered into an Assignment of Membership Agreement (the “Assignment Agreement”) to acquire Canyon Farms, LLC, an Arizona limited liability company whose primary business is to hold, develop and manage real property (“Canyon”). As a result of the Assignment Agreement, Canyon became a wholly-owned subsidiary of the Company and the Company now carries on the business of Canyon as its primary business. The Assignment Agreement contains customary representations, warranties and conditions to closing. The closing of the Assignment Agreement (the “Closing”) occurred on September 25, 2014 (the “Closing Date”). Canyon had no assets or liabilities and there was no cost in connection with the Assignment Agreement.

On September 10, 2014, Canyon entered into a Commercial Real Estate Purchase Contract (the “Purchase Contract”) to acquire certain real property located at 2690 Highway 89, Chino Valley, AZ 86323, parcel number 306-14-023k, consisting of an approximately 2.9 acre parcel of partially developed real property (the “Chino Valley Property”) for an aggregate purchase price of $1,500,000 (the “Purchase Price”). This transaction is scheduled to close on November 25, 2014.

Operating expenses, which consisted solely of general and administrative expenses for the three months ended September 30, 2014, were $5,265. This compares with operating expenses for the three months ended September 30, 2013 of $5,647. Operating expenses for the nine months ended September 30, 2014 and 2013 were $21,365 and $8,721, respectively. The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $22,253 for the nine month period ended September 30, 2014. This compares with a net loss for the nine month period ended September 30, 2013 of $29,953.  Net loss for the three month period ended September 30, 2014 and 2013 was $5,265 and $22,309, respectively.

We expect to incur operating losses in future periods because we will be incurring expenses but not generating revenues until we acquire, develop and lease the Chino Valley Property. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating losses. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of September 30, 2014, we had cash or cash equivalents of $539 and as of December 31, 2013, we had cash or cash equivalents of $539.

Net cash used for operating activities was $0 for the nine month period ended September 30, 2014. This compares to net cash used for operating activities of $11,000 for the nine month period ended September 30, 2013.

Net cash provided by financing activities were $0 for the nine month period ended September 30, 2014 which compares to cash flows provided by financing activities of $10,000 for the nine month period ended September 30, 2013.

Over the next twelve months we expect to incur capital costs of approximately $3,000,000 to acquire and develop the Chino Valley Property. Our operating costs will average approximately $50,000 per month for the next twelve months including salaries, consulting and professional fees, and office and administration costs.

Our principal source of liquidity will be debt and equity financing until we reach positive cash flows from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to obtain adequate financing and successfully develop our business.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September  30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

On September 25, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to change its name from Univest Tech, Inc. to High Desert Assets, Inc.  A copy of the Articles of Amendment was filed as Exhibit 3.01 to the Current Report on Form 8-K filed with the Commission on September 26, 2014 and is incorporated herein by reference.

On October 21, 2014, FINRA announced the effectiveness of the Company’s name change from Univest Tech, Inc. to High Desert Assets, Inc., which took effect in the market on October 22, 2014. Additionally, the Company’s ticker symbol changed from “UVST” to “HDAI.” as of the open of business on October 22, 2014.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Filing

3.1	Articles of Incorporation	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

3.1 (a)	Amendment to Articles of Incorporation filed with the CO Secretary of State on May 13, 2014.	Filed with the SEC on May 19, 2014 as Exhibit 3.01 to our Current Report on Form 8-K.

3.1(b)	Amendment to Articles of Incorporation filed with the CO Secretary of State on September 25, 2014	Filed with the SEC on September 26, 2014 as Exhibit 3.01 to our Current Report on Form 8-K.

3.2	Bylaws	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CEO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

         Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2014.

                     HIGH DESERT ASSETS, INC.

By:           /s/ Derrick Mains
Derrick Mains
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date:  November 14, 2014                                                                    By:           /s/ Derrick Mains
Derrick Mains - Director

By:            /s/ Alan Smith
Alan Smith – Director

By:            /s/ Jaitegh Singh
Jaitegh Singh - Director