Form 10-K
period 2014-12-31
HIGH DESERT ASSETS, INC.
filed 2015-04-15
CIK 1454510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-165961

High Desert Assets, Inc.
(Exact name of registrant as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Ubi Avenue3 #07-58 Vertex Building Tower A, Singapore 408868
(Address of principal executive offices)

+65 6702 3808
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [ X ]

There was no market value of voting and non-voting common equity held by non-affiliates as of June 30, 2014.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 15, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	41,215,297
Preferred Stock, $0.001 par value	none

DOCUMENTS INCORPORATED BY REFERENCE

None.

High Desert Assets, Inc.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2014 and 2013

Special Note Regarding Forward Looking Statements

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1.	BUSINESS.

Overview

Until February, 2015, High Desert Assets, Inc. (the "Company") was in the business of developing and marketing music to individual consumers using the most current technology available, initially exclusively over the Internet.
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

Our primary mission was to create music utilizing recognized artists who are talent with a substantial fan base as well as an active Internet domain and deliver it to consumers in several media as a marketing tool that generates revenue.  Our music will only be available from us and our exclusive channel, which will be a website which we plan to develop.

The Company had worked on developing this website to house our content. The Company seeks advertisers for the website and will be paid on a per "click" basis for ads which are viewed on our website. The Company planned to market its content on this website. The Company planned to resell the data which we have mined from our website to advertisers. This data would consist of information voluntarily left with us by persons who have visited our website. The information can be sold to advertisers on a per person visit basis or aggregated to show various marketing preferences and trends. To date, we have not developed a website.

There are two types of artists the Company had planned to promote. The first are recognized artists that have a substantial fan base as well as an active internet domain. Web traffic was to have been created from recognized artists domains as well as direct marketing. The second are new artists that can be launched on the backs of the established artists. The new artists would be produced by the Company. It was the goal to create pop music that has a distinctive sound, different by way of leveraged technology and production methods. We will initially focus on recognized artists. The Company planned to attract them with agreements which give them better profits than they can currently obtain from other companies. Once the Company had established a base of such artists, the Company planned to search for new artists.

The Company was to initially focus on recognized artists. This would be the basis for selecting the initial group of artists. The Company planned to attract them with agreements which give them better profits than they can currently obtain from other companies. The Company believed that there are sufficient numbers of artists who feel neglected and would respond positively to offers to give them better profits than they can currently obtain from other companies. The Company planned to provide them with ongoing royalties from the sale of their music. Once we have established a base of such artists, The Company planned to search for new artists.

The Company planned to develop the festivals around the artists and music products which the Company planned to acquire or develop. The Company planned to begin developing these festivals once the Company had both artists and music content.

The Company has developed several concept festivals that include the best of British blues and 80's rock. The Company planned to use established brand names of artists not currently on the charts who have been neglected by the industry for corporate performances.

The Company planned to use the results of these activities to provide ongoing royalties to the Company and for the artists including;

·	Song royalty
·	Sales of CD's and downloads
·	Ring tone revenue
·	Video
·	Gaming

The Company was to plan to market these activities listed above exclusively on our website.

The Company also planned to conduct Virtual Festivals. The Virtual Festival is a performance event which utilizes the internet for use in live performances and the delivery of marketing messages to the attendees and creates sales opportunities via a captured market audience. The Virtual Festival then becomes a direct channel that can be utilized by us for direct technology sales as well as for equipment sales and distribution. Sponsorships for these events can be a substantial source of revenue. We are currently in discussion with several potential primary sponsors but have no definitive agreements.

The festivals and corporate performances would be used as events which provide a basis to market our products. They will not be the principal method, but one of several vehicles. The frequency of their use will depend on there success in generating revenues.

We anticipate that we can develop revenues from the following sources:

1.	Event Ticket Sales
2.	Music Media Sales
3.	Merchandise Sales
4.	Promotional/Sponsorship and Advertising Revenue
5.	Web traffic sales driven from event

The Company planned to generate revenue solely from the sale of artist music and associated merchandise, as well as the sale of advertising on our web site. With the content we plan to develop and market on our channel, the Company anticipated eventually having a captured market in which the Company could then provide live performance festivals worldwide. These festivals were planned to generate ticket sales, the sale of artist music and associated merchandise, and website sponsorship and advertising revenue.

In February 2015 the Company underwent a change in control, and management has a adopted a new business plan, described below.

Business Plan

The Company will focus on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms. Our Business Model incorporates two synergistic and mutually aligned approaches:

•	Commercialization and Deployment of Proven, Proprietary Technologies - including but not limited to: advanced battery and energy storage solutions; advanced solar technologies and Wastes to Biofuels
•	Project Development to provide recurring revenue streams through the Integration of proven, state-of-the-art technologies, (those owned by the Company and others brought by exclusive licensing/contractual arrangements) to undertake projects under Build-Own-Operate (BOO), Build-Own-Operate and Transfer (BOOT) and Joint Venture contractual arrangements.

HDAI's mission is to be a leader in the deployment of solutions and the implementation of projects that create and enhanced sustainable living. Of the two billion people who lack access to modern energy services, 1.2 billion live in Asia.  Governments in the region give high priority to supplying electricity to all households, including those living in remote rural areas that cannot be easily reached by the national grids. Local alternative/renewable/distributed energy resources can be used to supply electricity to these areas, using individual systems or independent grids.  The demand for remote area electricity services, along with the growing concern for the environment and sustainable development, will continue to increase the demand for alternative energy products.

Furthermore, with Global waste production reaching a total of 2 billion metric tons per year (over 100 million metric tons per year in ASEAN nations), there is a huge, unmet, demand for utilizing these wastes in projects that recover resources (energy, recyclables and other commercial products)  and thus providing , safe and environment friendly waste disposal solutions .

HDAI's business model relies on harnessing the strength of off-take and/or energy purchase agreements with marquee parties and/or multinationals to ensure the financial viability of the projects. Typically, HDAI projects would provide for multiple diverse revenue streams, including waste tipping fees, revenues from the recovery of Renewable Energy and other end products (i.e. recyclables, fertilizer and biofuels).

To differentiate itself, the company harnesses its core competencies i.e. Technology Development and Technology Transfer, Project Conceptualization, Design, and Integration. Customers/end-users of HDAI's projects benefit in a number of unique ways:

•	Project implementation is undertaken by experts, so end-users can continue to focus on their core competencies.

•	End-users are not required to undertake the often complex and time-consuming budgeting process for large capital expenditures; projects are thus categorized as tax deductible, "operating expenses" .
•	End-users benefit from meaningful reductions in the cost of energy and other consumable costs.

The execution of typical projects is based on the type of industry, technology application and revenue considerations. In a broad sense the adjacent chart outlines the structure of organizational segmentation.

For example, the ASEAN-6 (Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam) constitutes 80% of the energy demand in SE Asia. With a total population of over 500 million, the energy demand for electricity has more than doubled from 230 Mtoe in 1990 to over 520 Mtoe in 2010. While there is a fair share of energy being produced from renewable resources (hydro and geothermal), the potential to develop waste to energy and bioenery (biomass, biogas, transport fuels) is expected to exhibit significant growth.

The region produces over 100 million metric tons per year of MSW and over 3 million metric tons per year of industrial/hazardous wastes. The Region also produces more that 60% coconut, 80% of Palm, and 60% of rice, which are generators of waste biomass resources from residues after processing. The region also depends heavily on domestic production of meat (poultry, swine and cattle). The farms are energy intensive operations whereas they produce high volumes of wastes for biogas production, making a case for self-sufficient energy generation. The region has been a major timber producer and lands can be utilized for long-term energy crops as well as wood based biomass.

Country Specific Growth

HDAI envisions that its business model can be replicated depending on the strengths of the key attributes that provide a stable platform to implement a growth strategy. The following are some of the factors that are evaluated on a country-specific level:

•  Availability of Resources

•  Legal and Policy

•  Access to Financing

•  Human Resources

•  Scalability

ASEAN-6 is currently an ideal region for an initial focus of the implementation of our strategy because there is the potential for the region to implement policies to merge into a single economic block forming an easy flow of goods, manpower and capital among the nations. This will make it very attractive to grow the business on a regional front and servicing large customers who have presences in multiple locations within the region.

A summary matrix highlighting the factors that were considered for ASEAN-6 (with the exception of Singapore) is presented in Table below:

	Factors	Philippines	Malaysia	Indonesia	Vietnam	Thailand
World Ranking by Production	Palm Oil	5th largest	2nd largest	Largest		3rd largest
	Rice	8th largest		3rd largest	5th largest	6th largest
	Coconut	Largest	10th largest	2nd largest	8th largest	6th largest
	Poultry (chickens)	12th largest	10th largest	2nd largest	11th largest	7th largest
	Piggeries	3rd largest		9th largest	2nd largest	8th largest
	Population (millions)	92	28	237	87	65
	Availability of RE Resources	•Solid Wastes and Industrial Wastes •Rice Husk •Rice Bran •Animal Waste •Coconut •Mini Hydro	•Solid Wastes •Palm EFB •Rice Bran, •Rice Husk	•Solid Wastes and Industrial wastes •Palm EFB •Rice Husk •Rice Bran, Coconut	•Solid Wastes and Industrial Wastes •Rice Husk •Rice Bran, •Animal Waste •Mini Hydro	•Solid Wastes and Industrial Wastes •Rice Husk •Rice Bran •Palm EFB •Animal Waste • Mini Hydro
	Legal and Policy	•Environmental Reg with some Enforcement •concession agmts reqd •RE Policy •FIT	•Environmental Reg stronger Enforcement •concession agmts reqd •RE Policy •FIT	•Increasing focus on enforcement of environmental regs •concession agmts reqd •RE Policy •FIT	•Environ-mental Policy not strong •Concession Agmts reqd •No RE Policy •No FIT	•Environmental Regulatory with some enforcement •Concession Agmts reqd •RE Policy/VSPP •FIT
	Tipping Fees for Waste	Low	Low to Medium)	Low	Very Low	Low to Medium
	Energy Costs	High	Low (but increasing)	Average	Low	High
	Access to Finance	Good	Good	Fair	Poor	Good
	Human Resources	Available	Available	Need to build capacity	Need to build capacity	Available
	Development Priority	High	High	Selective	Selective	Very High

Corporate History

The Company was originally incorporated on November 6, 2007 as Univest Tech, Inc. in Colorado.  On August 27, 2013, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado. As a result of the Amendment, the Company has changed its name with the State of Colorado from Univest Tech, Inc. to High Desert Assets, Inc.   On October 21, 2014, FINRA announced the effectiveness of the Company's name change from Univest Tech, Inc. to High Desert Assets, Inc., which took effect in the market on October 22, 2014.  In addition, the Company's ticker symbol, as of the open of business on October 22, 2014, changed from "UVST" to "HDAI."

On March 13, 2014, we also incorporated two wholly owned subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc.  These subsidiaries were spun-off to shareholders on or about April 7, 2014.  The spun off shares were to be held in trust until the effective date of a registration statement to be filed for both Auto Search Consulting, Inc. and Contour Consulting, Inc.  Upon effectiveness of each registration statement, the common shares shall be distributed by the trustee to the shareholders of Auto Search Consulting, Inc. and Contour Consulting, Inc.

On February 6, 2015 (the "Closing Date"), the Company, entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer  of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,554,672 shares of common stock, or approximately 42.7% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,554.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company.  At the Closing Date, Rock Capital Limited also acquired an additional 1,810,125 shares of Common Stock from several minority holders representing approximately 4% of the issued and outstanding shares of Common Stock of the Company.   As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 77% of the issued and outstanding shares of Common Stock of the Company.

In addition, on the Closing Date, Alan Smith, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately, and as a member of the Board, which resignation shall become effective on the 10th day following the mailing of this information statement to the stockholders of the Company (the "Effective Date").   On the Closing Date, Lin Kok Peng, PhD was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, effective immediately, Jose A. Capote was appointing, Chief Technical Officer (CTO) effective immediately, and  Scott C. Kline was appointed as Secretary, effective immediately.  Allister Lim Wee Sing was appointed a member of the Board effective immediately.

The board of directors and shareholders holding a majority of the common stock of the Company approved the transactions described herein.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.	RISK FACTORS.

Limited Operating History makes Potential Difficult to Assess

The Company's current operations are not growing and are not sustainable.  At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception through December 31, 2014, we generated no revenue. We had a negative stockholders' equity of $21,062 at December 31, 2014.  There is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.  As a result, we are seeking to acquire assets and/or other business lines.  The Company has limited assets and financial resources. The Company will, in all likelihood, continue to sustain operating expenses without significant corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

As of the date of this filing, Rock Capital Limited, which is owned by our CEO, Lin Kok Peng, PhD, beneficially owns approximately 77% of our issued and outstanding common stock. As a result, our CEO is able to exercise significant influence over most matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

It is anticipated that the Company's principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of its common stock as a condition to, or, in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider its own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholder other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

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

There is No Agreement For A Business Combination and No Minimum Requirements for a Business Combination

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business To Be Acquired

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Limited Number of Directors and Officers

Because management consists of only three people, while seeking a business combination, Lin Kok Peng, PhD, the Company's CEO, and Scott C. Kline, the Company's Secretary, will be the only persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Our officers anticipate devoting only a limited amount of time per month to the business of the Company. Neither of our officers has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on our officers. The loss of the services of our officers would adversely affect development of the Company's business and its likelihood of continuing operations.

Dependence Upon Management, Limited Participation of Management

The Company will be entirely dependant upon the experience of its officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay or indefinitely postpone our development and impair our operations. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and © receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

There May Be A Scarcity of and/or Significant Competition For Business Opportunities and/or Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. When a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, and acquisition of assets or otherwise, the successor company is required to provide in a Current Report on Form 8-K the same kind of information that would appear in a Registration Statement or an Annual Report on Form 10-K, including audited and pro forma financial statements. The Commission treats these Form 8-K filings in the same way it treats the filing of Registration Statements on Form 10. The Commission subjects them to its standards of review selection, and the Commission may issue substantive comments on the sufficiency of the disclosures represented. If the Company enters into a business combination with a non-reporting company, such non-reporting company will not receive reporting status until the Commission has determined that it will not review the 8-K filing or all of the comments have been cleared by the Commission.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of The Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares Upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stock, via the "Pink Sheets" and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company's shares for resale."

Blue Sky Consideration

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Additional Risks Doing Business in a Foreign Country

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company currently maintains a mailing address at 33 Ubi Avenue #07-58, Vertex Building Tower A, Singapore 408868. The Company's telephone number there is +65 6702 3808. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these address is used virtually full-time by activities of Company's CEO.

It is likely that the Company will not establish an physical office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's trading symbol is "HDAI" .  No public market currently exists for shares of our common stock.

Approximate Number of Holders of Our Common Stock

As of April 15, 2015, there were approximately 145 holders of record of our common stock.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of $0.001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors.  As of December 31, 2014, and April 15, 2015, we had 23,660,625 and 41,215,297 shares, respectively, of our common stock issued and outstanding.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Preferred Stock

The Company's Articles of Incorporation allow for the issuance of up to 1,000,000 shares of $0.001 par value Preferred Stock.  As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Stock Option Plan

The Company currently has no stock option plan.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Issuances of Unregistered Securities

On February 6, 2015 (the "Closing Date"), the Company, entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer  of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,554,672 shares of common stock, or approximately 42.7% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,554.

Recent Acquisition of Securities

None

Restricted Securities

We currently have approximately 31,814,797 shares of issued and outstanding common stock that qualify as "restricted securities" as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. Their address is 4045 S. Spencer St, STE. 403, Las Vegas NV 89119.  Their contact numbers are 702-361-3033 for voice calls and 702-433-1979 for fax transmissions. Their website is located at www.pacificstocktransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1)  Caution Regarding Forward-Looking Information

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

(2)  Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2014 and December 31, 2013. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data: at December 31, 2014

Cash	$-
Total assets	$-
Total liabilities	$21,062
Shareholders' equity	$(21,062)

Operating Data: for the year ended December 31, 2014

Revenues	$-
Operating Expenses	$39,021
Net (Loss)	$(39,021)

Balance Sheet Data: at December 31, 2013

Cash	$539
Total assets	$539
Total liabilities	$124,891
Shareholders' equity	$(124,352)

Operating Data: for the year ended December 31, 2013

Revenues	$-
Operating Expenses	$9,018
Net (Loss)	$(31,669)

From our inception on November 6, 2007 through December 31, 2014, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end December 31, 2014 and December 31, 2013, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2014, were $39,021, which compares with operating expenses of $9,018 for the year ended December 31, 2013.  The increase in our operating expenses during the year ended December 31, 2014 was primarily due to a increase in consulting, accounting and legal fees related to some restricting matters in 2014, such as the cancellation of shares by our material shareholder and a reverse stock split.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.

As a result of the foregoing, we had a net loss of $39,909 for the fiscal year ended December 31, 2014. This compares with a net loss for the fiscal year ended December 31, 2013 of $31,669.

Because have not paid salaries, and our major professional fees have been paid for the year ended December 31, 2014, operating expenses are expected to remain fairly constant through the end of our fiscal year.

Our operations for the fiscal year ended December 31, 2014, compared to the fiscal year ended December 31, 2013, were very similar. We have generated no revenue and had no development of artist relationships, no products to sell and no technology developed to provide our products during these periods. Our activities have been completely directed at developing our business plan for eventually generating revenue. Our operating expenses consisted solely of general and administrative expenses. Because we generated no revenue, we operated at a loss in all relevant periods.

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

However, we have decided to pursue other business lines and assets, and as a result, we will need to raise additional funds. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

(3)  Liquidity and Capital Resources.

As of December 31, 2014, we had no cash or cash equivalents.  As of December 31, 2013, we had cash or cash equivalents of $539.

Net cash used for operating activities was $3,579 for the fiscal year ended December 31, 2014. This compares to net cash used for operating activities of $11,000 for the fiscal year ended December 31, 2013.   The difference was primarily related to the change in fair value of derivative liability of $12,045 during fiscal 2013 and a material increase in accounts payable in fiscal 2014.

We had no cash flows from investing activities from our inception on November 6, 2007 through December 31, 2014.

Cash flows provided by financing activities was $3,040 for the fiscal year ended December 31, 2014, which was advanced from a related party. This compares to net cash provided from financing activities of $10,000 for the notes issued during the fiscal year ended December 31, 2013.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company's need for capital will change dramatically as a result of any business acquisition or combination transaction.  There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to fulfill its current business plan.

The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock and 50,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

(4) Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Lin Kok Peng, PhD.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013 our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Lin Kok Peng		CEO and Director
Allister Lim	42	Director
Scott C.Kline	50	Secretary
Jose A. Copote

Lin Kok Peng

Dr. Lin has been an entrepreneur and a managing director of several property investment and construction interior consultancy firm since 2005, He leads over 10 companies and has over 10 years of experience in property, construction and also investments experiences. Dr. Lin brings strategic focus, vision and excellent judgement towards his companies. With more than 10 years of experience across various wide industries enable him to significantly impact profitability and grown objectives to his companies. His first start up (Free Space Intent) from a small construction interior consultancy firm to right now one of the largest construction interior consultancy firms in Singapore.

Education

●  2015   PhD, (Camden University, Kuala Lumpur)
●  2010   Masters in Business Administration (De Lasalle University)
●  2000   Bachelor of Science in Business Management (De Lasalle University)

Work Experience

2014 - Present	Managing Director of Rock Capital Limited

2012- Present	Director of Goldin Shipping Pte Ltd

2012 – Present	Managing Director of Klin Capital Resources Pte Ltd

2011 – Present	Managing Director of FSI Investment Holdings Pte Ltd

2009 – Present	Managing Director of Free Space Intent Pte Ltd

2006 – Present	Managing Director of FS Intent Pte Ltd

Dr. Lin received the Entrepreneur of the Year Award (EYA), the oldest Award in Singapore that salutes and honours local entrepreneurs who have shown outstanding performance as business owners, be it emerging or established enterprises, in their chosen field of entrepreneurship, several times:

●  2010 Successful Entrepreneur
●  2011 Successful Entrepreneur
●  2012 Successful Entrepreneur
●  Top 100 Singapore Excellence Award 2012/2013
●  Singapore Entrepreneurs' Award 2013

Allister Lim Wee Sing

Mr. Lim graduated with a Bachelor of Laws (Honours) LL.B. (Hons) from The National University of Singapore in 1998, was admitted as an Advocate and Solicitor of the Supreme Court of The Republic of Singapore in 1999 and passed the New York Bar Examinations in 2001.

Since 2005, Mr. Lim has been the Principal Partner of the law firm of Allister Lim & Thrumurgan, Singapore.  From 2004 to 2005, he was a Senior Associate Director with the law firm of PK Wong & Associates LLC, Singapore. From 2003 to 2004, he was a Legal Associate with the law firm of PK Wong & Advani, Singapore. From 1999 to 2003, Mr. Lim was a Legal Assistant with the law firm of Harry Elias Partnership, Singapore.

Jose A Capote

Mr. Capote has over 25 years of experience in project development, project management, and Business Development in the Cleantech/Renewable /Alternative Energy and Environmental sectors, nuclear energy and conventional energy projects.

Mr. Capote is currently responsible for the implementation & management of Large Scale Waste to Energy projects in S.E. Asia (Malaysia, Thailand), including MSW Waste to Energy, Medical Waste to Energy, Palm Oil Waste to Energy and Natural Fibres. In 2001,he was the founding member of PEAT International Inc, a company specializing in the development and deployment of Thermal Plasma technology for the conversion of a wide range of industrial, municipal and hazardous wastes into useful resources and energy. In this Company, he led Technology Transfer efforts with local specialty contractors in India and Taiwan and led the implementation of several waste to energy projects in India and Taiwan.  From 1994 through approximately 2000, Mr. Capote was Senior Vice President for IDM Environmental Inc, a mid-sized U.S. public corporation, where he led in the development of the Company's business in the areas of hazardous and nuclear contaminated facility cleanups and decommissioning (including establishing as a leading provider of hands-on remediation/decommissioning services to the U.S. Department Of Energy (DOE) and Plant Relocation Services. Previously, Mr. Capote held several Senior Positions at Burns and Roe Inc, a large, multi-national, Engineering & Construction firm specializing in the design and construction of Nuclear, Conventional and Waste to Energy Power Plants. Mr. Capote received Engineering Science Degrees in Nuclear and Mechanical Engineering from Columbia University,.

Scott C. Kline

Mr. Kline was admitted to the California State Bar in 1993.  Mr. Kline earned a Bachelor of Science (Economics and Finance) at Virginia Polytechnic Institute and State University in 1987, and a J.D. from Golden Gate University in 1992.

Since January 2013, Mr. Kline has been the Principle of Kline Law Group, PC.  During 2014, Mr. Kline was a Founding Partner of CKR Law LLP.  Mr. Kline was previously a partner of Pillsbury Winthrop Shaw Pittman LLP until 2011 and Blank Rome LLP in 2012.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

●	conducted himself in good faith;

●
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, © a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

Conflicts of Interest

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's Secretary at 33 Ubi Avenue3  #07-58, Vertex Building Tower A, Singapore 408868. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its President, which was filed as an exhibit to our Form 10-K for the year ended December 31, 2009. A copy of the code of ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at G/F First Asia Tower, 8 Fui Yiu Kok Street, Tsuen Wan, NT, Hong Kong.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2014 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in September 2006, management of the Company requires less than four (4) hours per calendar quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lin Kok Peng,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Scott C. Kline,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Secretary Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Copote	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner (3)	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Lin Kok Peng (4)	Chief Executive Officer and Director	Common Stock, $0.001 par value	31,560,125	77%
Scott C. Kline	Secretary	Common Stock, $0.001 par value	684,891	2%
Jose A. Copote		Common Stock, $0.001 par value	684,891	2%
Allister Lim Wee Sing	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (5 persons named above)			33,614,798	81%
5% Security Holders
Rock Capital Limited		Common Stock, $0.001 par value	31,560,125	77%

* Less than 1%

(1)
On April 15, 2015, there were 41,215,297 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on April __, 2015 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 41,215,297 shares of common stock outstanding on April __, 2015, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Lin KokPeng owns shares beneficially as a result of his ownership of Rock Capital Limited.  Jose A. Capote owns shares through his ownership of Earth Heat, Ltd.  Scott C. Kline owns shares personally, and through Kline Law Group PC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Pursuant to the Company's current structure of having a sole director, who is also the Company's sole officer and controlling stockholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant.

	December 31, 2014	December 31, 2013
Audit Fees	$2,600	$3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$2,600	$3,500

"Audit Fees" consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

"Tax Fees" consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

The Company has not designated a formal audit committee. However, as defined in the Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of our independent auditors, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by auditing standards generally accepted in the United States of America. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2012 and 2011 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the U. S. Securities and Exchange Commission.

The Company's principal accountant did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 18, 2009.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

(Financial statements follow on next page)

HIGH DESERT ASSETS, INC.
(FORMERLY UNIVEST TECH, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
High Desert Assets, Inc.

We have audited the accompanying balance sheet of High Desert Assets, Inc. (the "Company") as of December 31, 2014, and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013, were audited by other auditors, whose report, dated March 31, 2014, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of their operations and their cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $21,062 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Anton & Chia, LLP

Newport Beach, CA
April 15, 2015

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

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation
Anaheim, California

March 31, 2014

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

Current Assets
Cash	$-	$539
TOTAL ASSETS	$-	$539
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities
Accounts payable	$18,022	$10,575
Interest payable	-	18,271
Derivative liability	-	12,045
Advances from related parties	3,040	-
Notes payable-related party	-	84,000
TOTAL LIABILITIES	21,062	124,891
SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 23,660,625 and
207,400,500 shares respectively as of December 31, 2014 and 2013 *	23,661	207,401
Capital paid in excess of par value	193,226	(133,713)
Accumulated deficit	(237,949)	(198,040)
TOTAL SHAREHOLDERS' EQUITY	(21,062)	(124,352)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$(0)	$539

* reflects 9 for 1 forward split on May 13, 2014

The accompanying notes are an integral part of these financial statements.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenue	$-	$-

General and administrative expenses

Accounting	6,450	3,500
Consulting	10,000	1,000
Office	4,713	3,330
Legal fees	10,000	-
Stock transfer fees	7,858	1,188

Total expenses	39,021	9,018

(Loss) from operations	(39,021)	(9,018)

Other (expense) interest
Increase in fair value of derivative	-	(12,045)
Debt release	664	-
Interest	(1,552)	(10,606)

Total other (expense)	(888)	(22,651)

Net (loss)	$(39,909)	$(31,669)

Basic (Loss) Per Share	$-	$-

Weighted Average Common Shares Outstanding	90,612,415	207,400,500

The accompanying notes are an integral part of these financial statements.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Statements of Shareholders' Deficit
For the year ended December 31, 2014

	Number Of
	Common		Capital Paid
	Shares	Common	in Excess	Accumulated
	Issued	Stock	of Par Value	Deficit	Total
Balance at December 31, 2012	207,400,500	$207,401	$(133,713)	$(166,371)	$(92,684)

Net (Loss)	-	-	-	(31,669)	(31,669)

Balance at December 31, 2013 *	207,400,500	$207,401	$(133,713)	$(198,040)	$(124,352)

Stock returned to the treasury	(183,739,875)	(183,740)	183,740		-

Capital contributions			131,154		131,154

Decrease in fair value of derivative			12,045		12,045

Net (Loss)	-	-	-	(39,909)	(39,909)

Balance at December 31, 2014	23,660,625	$23,661	$193,226	$(237,949)	$(21,062)

* reflects 9 for 1 forward split on May 13, 2014

The accompanying notes are an integral part of these financial statements.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Net (Loss)	$(39,909)	$(31,669)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Gain on debt settlement	(664)	-
Change in fair value of derivative liability	-	12,045
Compensatory note issuance	-	5,000
Increase in accounts payable	36,994	8,018
Decrease in interest payable	-	5,606

Cash used in operating activities	(3,579)	(1,000)

Cash flows from financing activities:
Notes payable	-	-
Advances from related party	3,040	-

Net cash provided from financing activities	3,040	-

Net increase in cash	(539)	(1,000)
Cash at beginning of period	539	1,539
Cash at end of period	$-	$539

Supplemental disclosure information:
During the year ended December 31, 2014, the Company reclassified $12,045 from derivative liability to capital paid in excess of par.

During the year ended December 31, 2014, the Company recorded $127,654 of Capital paid in excess of par in connection with payments of notes payable related party, accounts payable, and interest payable.

The accompanying notes are an integral part of these financial statements.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

Univest Tech, Inc. (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was formed to develop and market music based on technology solutions. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

The accompanying audited financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

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

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.  The Company has no cash equivalents as of December 31,2014 and 2013.

BASIC EARNINGS PER SHARE

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of "basic" and "diluted" earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

INCOME TAXES
The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense. There was neither interest nor penalty for the years ended December 31, 2014 and 2013.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 1 - Organization and Summary of Significant Accounting Policies – continued

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including an acquisition, equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company's stockholders, restrictive covenants or high interest costs. The Company's long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 Property

On September 10, 2014, Canyon Farms, LLC, an Arizona limited liability company and a wholly owned subsidiary of High Desert Assets (Formerly Univest Tech, Inc.), a Colorado corporation (collectively referred to as the "Company"), entered into a Commercial Real Estate Purchase Contract (the "Purchase Contract") to acquire certain real property located at 2690 Highway 89, Chino Valley, AZ 86323, parcel number 306-14-023k, consisting of an approximately 2.9 acre parcel of partially developed real property (the "Property") for an aggregate purchase price of $1,500,000 (the "Purchase Price"). However, the purchasing transaction was not been completed in 2014 and the Company has decided to abandon this project in 2014.

Note 3 – Impact of New Accounting Standards

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 3 – Impact of New Accounting Standards – continued

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of December 31, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern ". The amendments in this update provide guidance in U.S. GAAP about management's responsibilities to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The main provision of the amendments are for an entity's management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Management's evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans); (2) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (3) management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern or management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The amendments in this update are effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 4 – Capital Stock

The Company has authorized 250,000,000 shares of $.001 par value common stock.

On May 13, 2014, Univest Tech, Inc., a Colorado corporation (the "Company"), filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.

On May 13, 2014, the Company's Board of Directors, receiving the majority vote of the Company's shareholders and, approved: (a) an increase in the aggregate number of authorized shares of Common Stock of the Company from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001; and (b) a 9-for-1 forward stock split ("Forward Split") of the issued and outstanding shares of Common Stock of the Company. As a result of the Forward Split, the current 23,044,500 issued and outstanding shares of Common Stock shall represent 207,400,500 post Forward Split shares; any and all fractional shares resulting from the Forward Split shall be rounded up to the next whole share.

On May 16, 2014, FINRA approved the Forward Split, to take effect on May 20, 2014. The accompanying financial statements have been updated to reflect the effects of the Forward Split.

On April 10, 2014 the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder.

On October 21, 2014, Jaitegh Singh, the Company's previous President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and the controlling shareholder of the Company ("Mr. Singh") cancelled and returned to treasury an aggregate of 183,739,875 shares of the Company's common stock beneficially owned by Mr. Singh (the "Cancellation") pursuant to the terms of an agreement with the Company's current President, Derrick Mains. Following the Cancellation of the 183,739,875 common shares, there were a total of 23,660,625 common shares of the Company outstanding.

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of December 31, 2013 and 2014.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 5 – Derivative Liability

The Company evaluates the embedded conversion features within convertible debt to determine if embedded financial instruments qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity's Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

The table below presents the change in fair value for years ended December 31, 2014 and 2013:

Balance at January 1, 2013	$-
Change in fair value	12,045
Estimated value at December 31, 2013	$12,045
Balance at January 1, 2014	$12,045
Reclass to APIC	(12,045)
Estimated value at December 31, 2014	$-

Note 6 -  Note Payable

The Company at December 31, 2014 and 2013 had outstanding notes payable of $-0- and $84,000 respectively to companies related by common control, with $25,000 unsecured and $59,000 secured, bearing an interest rate at 8% and 2% per annum and due on demand. $61,000 of the notes was convertible anytime at the holders' discretion into common stock at $.001 per share (61,000,000 shares). Interest expense under the note for the years ended December 31, 2014 and 2013 was $-0- and $5,407 and $1,552 and $9,187 respectively. At December 31, 2014 and 2013 accrued interest payable was $10,606 respectively.

Note 7 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2014 and 2013, the Company had approximately $198,040 and $138,592 respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $138,592 and $91,920  respectively resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended December 31, 2014 and 2013 was approximately $9,828 and $15,417 respectively.

High Desert Assets, Inc.
(Formerly Univest Tech, Inc.)
Notes to Financial Statements
For the years ended December 31, 2014 and 2013

Note 8 -  Related Party Activity

An officer/shareholder of the Company has advanced monies to pay expenses on behalf of the Company. The balance due the officer/shareholder was $3,040 and nil respectively for December 31, 2014 and 2013.  The loan does not accrue interest and is due upon demand.

Note 9 -  Subsequent Events

On February 6, 2015 (the "Closing Date"), the Company, entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer  of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,554,672 shares of common stock, or approximately 42.7% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,554.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company.  At the Closing Date, Rock Capital Limited also acquired an additional 1,810,125 shares of Common Stock from several minority holders  representing approximately 4% of the issued and outstanding shares of Common Stock of the Company.   As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 77% of the issued and outstanding shares of Common Stock of the Company.

In addition, on the Closing Date, Alan Smith, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately, and as a member of the Board, which resignation shall become effective on the 10th day following the mailing of this information statement to the stockholders of the Company (the "Effective Date").   On the Closing Date, Lin Kok Peng, PhD was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, effective immediately, Jose A. Capote was appointing, Chief Technical Officer (CTO) effective immediately, and  Scott C. Kline was appointed as Secretary, effective immediately.  Allister Lim Wee Sing was appointed a member of the Board effective immediately.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2015

High Desert Assets, Inc.

By:	/s/ Lin Kok PEng
Lin Kok Peng
Chief Executrive Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: April 15, 2015

High Desert Assets, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 18, 2009.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".