Form 10-Q
period 2015-03-31
HIGH DESERT ASSETS, INC.
filed 2015-05-20
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended
March 31, 2015

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

HIGH DESERT ASSETS INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)

33 Ubi Avenue 3 07-57 Vertex Tower A Singapore	408868
(zip code)
(Address of principal executive offices)

+65-6702-3808  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

As of May 20, 2014, the Company had 41,215,298 shares of common stock issued and outstanding.

FORM 10-Q

HIGH DESERT ASSSETS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to HIGH DESERT ASSETS HIGH DESERT ASSSETS, INC.

ITEM 1. FINANCIAL STATEMENTS

High Desert Assets, Inc.
Balance Sheets

ASSETS
	March 31, 2015 (Unaudited)	December 31, 2014
Current Assets
Cash	$-	$-
TOTAL ASSETS	$-	$-
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$21,795	$18,022
Advances from related party	24,155	3,040
TOTAL LIABILITIES	45,950	21,062
SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-
Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 41,215,297 and 23,660,665 shares, respectively	41,215	23,661
Additional Paid In Capital	193,226	193,226
Accumulated deficit	(280,391)	(237,949)
TOTAL SHAREHOLDERS' DEFICIT	(45,950)	(21,062)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$0	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

HIGH DESERT ASSETS HIGH DESERT ASSSETS, INC.
STATEMENTS OF OPERATIONS

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Revenue:	$-	$-

General & Administrative Expenses

Accounting	6,197	-
Legal	34,017	-
Office	1,412	2,806
Stock transfer	816	167

Total General & Administrative Expenses	42,442	2,973

(Loss) before other expenses	(42,442)	(2,973)

Other Expenses
Change in fair value of derivatives	-	(1,397)

Total other expenses, net	-	(1,397)

Net (Loss)	$(42,442)	$(4,370)

(Loss) Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding - basic and diluted	33,998,376	207,400,500

The accompanying notes are an integral part of these condensed unaudited financial statements

HIGH DESERT ASSETSHIGH DESERT ASSSETS, INC.
STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Three Month	Three Month
	Period Ended	Period Ended
	March 31,	March 31,
	2015	2014

Operating Activities
Net Loss	$(42,442)	$(4,370)
Adjustments to reconcile decrease in net loss to cash
provided by operating activities:

Interest payable	-	1,397
Increase (Decrease) in accounts payable	3,773	2,973

Cash used in operating activities	(38,669)	-

Financing activities:
Advances from related parties	21,115	-
Common Stock	17,554
Net cash provided from financing activities	38,669	-

Net increase in cash	-	-
Cash at beginning of period	-	539
Cash at end of period	$-	$ ,539

Supplemental disclosure information:
Stock issued for services	$-	$-
Notes issued for services	$-	$-
Notes issued in satisfaction of accounts payable	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

HIGH DESERT ASSSETS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

 Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

High Desert Assets, Inc. formerly known as Univest Tech, Inc. (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was formed to develop and market music based on technology solutions. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

On February 6, 2015 (the "Closing Date"), the Company entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer  of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,554,672 shares of common stock, or approximately 42.7% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,554.  The sales of Common Stock were made following the acquisition by Rock Capital Limited

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company.  At the Closing Date, Rock Capital Limited also acquired an additional 1,810,125 shares of Common Stock from several minority holders, including Loro Verde Investments, representing approximately 4% of the issued and outstanding shares of Common Stock of the Company.   As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 77% of the issued and outstanding shares of Common Stock of the Company.

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

HIGH DESERT ASSSETS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

 Note 1 - Organization and Summary of Significant Accounting Policies (continued)

UNAUDITED FINANCIAL INFORMATION

The interim unaudited condensed  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

HIGH DESERT ASSSETS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

 Note 1 - Organization and Summary of Significant Accounting Policies (continued)

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. As of March 31, 2015, the company has accumulated deficit of $280,391, and negative working capital of $45,950. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of March 31, 2015. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

HIGH DESERT ASSSETS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 4 – Capital Stock

At formation, the Company authorized to issue 50,000,000 shares of $.001 par value common stock.

On May 13, 2014, the "Company, filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.

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

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of March 31, 2015 and 2014.

On February 6, 2015 (the "Closing Date"), the Company entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer  of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,554,672 shares of common stock, or approximately 42.7% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,554.  The sales of Common Stock were made following the acquisition by Rock Capital Limited.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company.  At the Closing Date, Rock Capital Limited also acquired an additional 1,810,125 shares of Common Stock from several minority holders, including Loro Verde Investments, representing approximately 4% of the issued and outstanding shares of Common Stock of the Company.   As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 77% of the issued and outstanding shares of Common Stock of the Company.

HIGH DESERT ASSSETS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 4 – Capital Stock (continued)

In addition, on the Closing Date, Alan Smith, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President,as a member of the Board, which resignation shall become effective on the 10th day following the mailing of this information statement to the stockholders of the Company (the "Effective Date").   On the Closing Date, Lin Kok Peng, PhD was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, effective immediately, Jose A. Capote was appointed Chief Technical Officer (CTO) effective immediately, and  Scott C. Kline was appointed as Secretary, effective immediately.  Allister Lim Wee Sing was appointed a member of the Board effective immediately.

The board of directors and shareholders holding a majority of the common stock of the Company approved the transactions described herein..

Note 5 -  Related Party Activity

During the three month period ended March 31, 2015, Rock Capital Limited, a related party advanced the Company $21,115.

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

Results of Operations

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended March 31, 2015, were $42,442. This compares with operating expenses for the three month period ended March 31, 2014 of $2,973.  The major components of general and administrative expenses include accounting fees, consulting fees, legal and professional fees and stock transfer fees.  The material increase in such expense in the first quarter of 2015 were related to increased legal and accounting fees in connection with our change in control.

As a result of the foregoing, we had a net loss of $42,442 for the three month period ended March 31, 2015. This compares with a net loss for the three month period ended March 31, 2014 of $2,973.

As of February 6th, 2015, after the Change in Control, the Company is focused on a new Business Model. Our Business Model incorporates two synergistic and mutually aligned approaches:

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

The Company's mission is to be a leader in the deployment of solutions and the implementation of projects that create and enhance sustainable living. Of the two billion people who lack access to modern energy services, 1.2 billion live in Asia.  Governments in the region give high priority to supplying electricity to all households, including those living in remote rural areas that cannot be easily reached by the national grids. Local alternative/renewable/distributed energy resources can be used to supply electricity to these areas, using individual systems or independent grids.  The demand for remote area electricity services, along with the growing concern for the environment and sustainable development, will continue to increase the demand for alternative energy products.

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

We expect that we will need to raise additional funds to support the expansion of our new business model , including the acquisition of proprietary technologies, working capital to support the implementation of new projects , or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to undertake some near-term acquisitions that would result in the generation of revenues, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

As of March 31, 2015 and December 31, 2014, we had no cash or cash equivalents

We had net cash used for operating activities of $38,669 for the three month period ended March 31, 2015.  We had no net cash used for operating activities for the three month period ended March 31, 2014.  The change resulted from our net loss during the period.

Cash flows from financing activities were $38,669 during the three month period ended March 31, 2015.  We had no other cash flows from financing activities for prior periods.  These cash flows were all related to sales of stock, issuance of notes and deferred offering costs.

Over the next twelve months we expect to use approximately $400,000 for working capital to develop operations in accordance with our new Business Model.

Our principal source of liquidity will initially be from advances provided by our principal shareholder..

            Our new Business Model will provide a source of revenues from the sale and distribution of advanced, proprietary technologies and from the development of Renewable Energy Projects that will provide a diverse source of recurring revenue streams. .

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on advances from our principal shareholder as well as from other sources of financing, including Private Placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015.

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

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2015.

HIGH DESERT ASSSETS, INC.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated

Date: May 20, 2014	By:	/s/ Lin Kok Peng
Lin Kok Peng
Director