Form 10-Q
period 2015-06-30
NEW ASIA ENERGY INC.
filed 2015-08-14
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

June 30, 2015

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

NEW ASIA ENERGY INC.
                   (formerly High Desert Assets Inc)
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)

33 Ubi Avenue 3 07-57 Vertex Tower A Singapore	408868
(Address of principal executive offices)	(Zip code)

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

As of August 7, 2015, the Company had 41,215,298 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA ENERGY INC
(Formerly, HIGH DESERT ASSSETS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to NEW ASIA ENERGY INC (formerly HIGH DESERT ASSETS, INC.

ITEM 1. FINANCIAL STATEMENTS

New Asia Energy, Inc. (formerly High Desert Assets Inc)
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Current Assets
Cash	$-	$-
TOTAL ASSETS	$-	$-
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$13,619	$18,022
Advances from related party	79,219	3,040
TOTAL LIABILITIES	92,838	21,062

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
10,000,000 shares; none issued and outstanding.	-	-
Common Stock, par value $.001 per share; Authorized
500,000,000 shares as of June 30, 2015 and December 31, 2014; issued and outstanding 41,215,297 and
23,660,665 shares, respectively.	41,215	23,661
Additional paid in capital	199,632	193,226
Accumulated deficit	(333,685)	(237,949)
TOTAL SHAREHOLDERS' DEFICIT	(92,838)	(21,062)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC).
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue:	$-	$-	$-	$-
General & Administrative Expenses	63,294	13,127	105,736	16,100
(Loss) before other expenses	(63,294)	(13,127)	(105,736)	(16,100)

Other Income (expenses)
Debt release	10,000	664	10,000	664
Interest	-	(135)	-	(1,552)
Total other income (expenses), net	10,000	529	10,000	(888)

Net (Loss)	$(53,294)	$(12,598)	$(95,736)	$(16,988)

Not loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares –
basic and diluted	41,215,297	207,400,500	37,626,773	207,400,500

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Six Month	Six Month
	Period Ended	Period Ended
	June 30,	June 30,
	2015	2014
Operating activities:
Net (Loss)	$(95,736)	$(16,988)
Adjustments to reconcile decrease in net assets to net cash
used in operating activities:
Expenses paid by shareholder	6,406	-
Related parties advances -Current	76,179
Gain on settlement of debt	-	(664)
Increase (Decrease) in accounts payable	(4,403)	16,100
Increase in interest payable	-	1,552

Cash used in operating activities	(17,554)	-

Financing Activities:
Common stock proceed	17,554
		-
Net cash provided from financing activities	17,554	-

Net increase in cash	-	-
Cash at beginning of period	-	539
Cash at end of period	$-	$539

Supplemental disclosure information:

Cash paid for taxes	$-	$-
Interest paid for taxes	$-	$

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

   Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

New Asia Energy Inc (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc. (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was formed to develop and market music based on technology solutions. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

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

In addition, on the Closing Date, Alan Smith, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately, and as a member of the Board, which resignation shall become effective on the 10th day following the mailing of this information statement to the stockholders of the Company (the "Effective Date").   On the Closing Date, Lin Kok Peng, PhD was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, effective immediately, Jose A. Capote was appointed, Chief Technical Officer (CTO) effective immediately, and  Scott C. Kline was appointed as Secretary, effective immediately.  Allister Lim Wee Sing was appointed a member of the Board effective immediately.

The board of directors and shareholders holding a majority of the common stock of the Company approved the transactions described herein.

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

   Note 1 - Organization and Summary of Significant Accounting Policies (continued)

UNAUDITED FINANCIAL INFORMATION

The interim unaudited condensed  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on April 15, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

USE OF ESTIMATES

The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase. The Company has no cash equivalents as of June 30, 2015 and December 31, 2014.

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

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

  Note 1 - Organization and Summary of Significant Accounting Policies (continued)

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. Subsequent to the Change in Control that occurred on February 6th, 2015, and as reported in the Company filings, the Company operating expenses have been covered through advances from it's principal shareholder, Rock Capital Ltd.  Rock Capital Ltd is owned and controlled by the Company's Chairman and CEO, Dr. Lin Kok Peng. In addition to the operating expenses, the Company is currently finalizing a strategic acquisition of advanced energy technologies and renewable/alternative energy projects. These strategic acquisitions are expected to be funded through a combination of cash and stock. Near-term cash requirements are and will be met by HDAI's principal shareholder, Rock Capital Ltd and Lin Kok Peng..

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

Note 2 – Recently Issued Accounting Pronouncements

RECENTLY ISSUED ACCOUNTING PRONUNCEMENTS

The Company has evaluated recent pronouncements through Accounting Standards Updates ("ASU") 2015-11 and believe that none of them will have a material impact on the Company's financial position, results of operation.

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

 Note 3 – Capital Stock

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

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of June 30, 2015 and 2014.

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

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 3 – Capital Stock (continued)

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

On June, 26, 2015 the Company filed an Information Statement led with the Securities and Exchange Commission, pursuant to Section 14C of the Securities Exchange Act of 1934 ("The PRE 14C"), as amended (the " Exchange Act ") to the holders of common stock, no par value per share of High Desert Assets, Inc to notify the Stockholders that on June 26, 2015, the Company received a majority written consent in lieu of a meeting of the holders together holding in the  aggregate  more  than  a  majority  of  the  total  voting  power  of  all  issued  and  outstanding  voting  capital  of  the  Company.  The Majority Stockholders authorized the following:

•	To change the name of the Company to New Asia Energy Inc, and

•	The increase of the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares (the "Common Stock Increase"), and increase of the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the "Preferred Stock Increase", together with the Common Stock Increase and Name Change, the "Corporate Actions"

Note 4 -  Related Party Activity

During the six months period ended June 30, 2015, Rock Capital Limited, a related party advanced the Company $76,179. Total advanes through June 30th, 2015 were $79,219.

Note 5 – Subsequent Events

On July 7th, 2015, the company filed the final Form 14C with the US Securities and Exchange Commission.

On July 23, 2015, High Desert Assets, Inc., a Colorado corporation (the "Company"), filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to change in the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc. (the "Name Change"), and to increase of the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares (the "Common Stock Increase"), and increase of the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the "Preferred Stock Increase", together with the Common Stock Increase and Name Change, the "Corporate Actions").

On July 29, 2015, the Financial Industry Regulatory Authority (FINRA) approved the Corporate Actions.  The Company's stock is quoted on the OTCQB under the ticker symbol HDAI, but beginning August 11, 2015, the Company's common stock will begin trading under the symbol NAEI.

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

Results of Operations

Operating expenses, which consisted solely of general and administrative expenses for the three and six month period ended June 30, 2015, were $63,294 and $105,736, respectively. This compares with operating expenses for the three month period ended June 30, 2014 of $13,127.  The major components of general and administrative expenses include, office rental, travel, room and board, accounting fees, consulting fees, legal and professional fees and stock transfer fees.  The material increase in such expense in the second quarter of 2015 were related to increased legal and accounting fees in connection with our change in control and the subsequent implementation of our new business plans.

As a result of the foregoing, we had a net loss of $53,294 and $95,736 for the three and six month period ended June 30, 2015, respectively. This compares with a net loss for the three and six month period ended June 30, 2014 of $12,598 and $16,988, respectively.

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

Liquidity and Capital Resources.

As of June 30, 2015 and December 31, 2014, we had no cash or cash equivalents

We had net cash used for operating activities of $17, 554 for the six month period ended June 30, 2015.  We had no net cash used for operating activities for the six month period ended June 30, 2014.  The change resulted from our net loss during the period.

Cash flows from financing activities were $0 during the six month period ended June 30, 2015.  We had no other cash flows from financing activities for prior periods.  These cash flows were all related to company operations in the implementation of our new business plan after the change in control.

Over the next twelve months we expect to use approximately $400,000 for working capital to develop operations in accordance with our new Business Model.

Our principal source of liquidity will initially be from advances provided by our principal shareholder.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2015.

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated

Date: August 14, 2015	By:	/s/ Lin Kok Peng
Lin Kok Peng
Director