Form 10-Q
period 2015-09-30
NEW ASIA ENERGY INC.
filed 2015-11-16
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

November 30, 2015

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

As of October 30, 2015, the Company had 41,215,297 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA ENERGY INC
(Formerly, HIGH DESERT ASSSETS)

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to NEW ASIA ENERGY INC (formerly HIGH DESERT ASSETS, INC.)

ITEM 1. FINANCIAL STATEMENTS

New Asia Energy, Inc. (formerly High Desert Assets Inc)
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Current Assets
Cash	$342,463	$-
TOTAL ASSETS	$342,463	$-
LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accounts payable	$1,502	$18,022
Advances from related party	471,283	3,040
TOTAL LIABILITIES	472,785	21,062

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.10 per share; Authorized
10,000,000 shares; none issued and outstanding.	-	-
Common Stock, par value $.001 per share; Authorized 500,000,000 shares as of September 30, 2015 and December 31, 2014; issued and outstanding 41,215,297 and 23,660,665 shares, respectively.
	41,215	23,661
Capital in excess of par value	199,632	193,226
Accumulated Deficit	(371,169)	(237,949)
TOTAL SHAREHOLDERS' DEFICIT	(130,322)	(21,062)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	342,463	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC).
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue:	$-	$-	$-	$-

General & Administrative Expense	36,029	5,265	141,765	21,365
Loss from operations	(36,029)	(5,265)	(141,765)	(21,365)

Other Income (expenses)
Debt release	-	-	10,000	664
Interest expense	-	-	-	(1,552)
(Loss) from foreign exchange transactions	(1455)		(1455)
Total other income (expenses), net	(1455)	-	8,545	(888)

Net (Loss)	$(37,484)	$(5,265)	$(133,220)	$(22,253)
Not loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares –
basic and diluted	41,215,297	207,400,500	38,836,092	207,400,500
Basic (Loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares Outstanding	41,215,297	207,400,500	38,836,092	207,400,500

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Nine Month	Nine Month
	Period Ended	Period Ended
	September 30,	September 30,
	2015	2014
Operating activities:
Net (Loss)	$(131,765)	$(22,253)
Adjustments to reconcile net assets to cash flow
used in operating activities:
Expenses paid by shareholder	6,406	-
Gain on settlement of debt	-	(664)
Increase (Decrease) in accounts payable	(16,520)	20,037
Increase in interest payable	-	1,552

Cash used in operating activities	(141,879)	-

Financing Activities:
Common stock proceed	17,554
Advances from related parties	468,243	-
Net cash provided from financing activities	485,797	-
Effect of exchange rate on cash	(1,455)
Net increase in cash	342,463	-
Cash at beginning of period	-	539
Cash at end of period	$342,463	$539

Supplemental disclosure information:

Cash paid for taxes	$-	$-
Interest paid for taxes	$-	$

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

New Asia Energy Inc (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc.) (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was formed to develop and market music based on technology solutions. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

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

In addition, on the Closing Date, Alan Smith, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately, and as a member of the Board, which resignation shall become effective on the 10th day following the mailing of this information statement to the stockholders of the Company (the "Effective Date").   On the Closing Date, Lin Kok Peng, Ph.D. was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Jose A. Capote was appointed Chief Technical Officer (CTO), and Scott C. Kline was appointed as Secretary.  Allister Lim Wee Sing was appointed a member of the Board.

The board of directors and shareholders holding a majority of the common stock of the Company approved the transactions described herein.

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

UNAUDITED FINANCIAL INFORMATION

The interim unaudited condensed  financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on April 15, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase. The Company has no cash equivalents as of September 30, 2015 and December 31, 2014.

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

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. Subsequent to the Change in Control that occurred on February 6, 2015, and as reported in the Company SEC filings, the Company's operating expenses have been covered through advances from its principal shareholder, Rock Capital Limited.  Rock Capital Limited is owned and controlled by the Company's Chairman and CEO, Dr. Lin Kok Peng. In addition to the operating expenses, the Company is currently finalizing a strategic acquisition of advanced energy technologies and renewable/alternative energy projects. These strategic acquisitions are expected to be funded through a combination of cash and stock. Near-term cash requirements are and will be met by NAEI's principal shareholder, Rock Capital Limited and Lin Kok Peng.

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

On May 13, 2014, the Company, filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001.

On May 16, 2014, FINRA approved the Forward Split, to take effect on May 20, 2014. The accompanying financial statements have been updated to reflect the effects of the Forward Split.

On April 10, 2014, the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder. On October 21, 2014, Jaitegh Singh, the Company's previous President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and the controlling shareholder of the Company ("Mr. Singh") cancelled and returned to treasury an aggregate of 183,739,875 shares of the Company's common stock beneficially owned by Mr. Singh (the "Cancellation") pursuant to the terms of an agreement with the Company's current President, Derrick Mains. Following the Cancellation of the 183,739,875 common shares, there were a total of 23,660,625 common shares of the Company outstanding.

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of September 30, 2015 and 2014.

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 3 – Capital Stock (continued)

The board of directors and shareholders holding a majority of the common stock of the Company approved the transactions described herein.

On June 26, 2015, the Company filed an Information Statement ("The PRE 14C") with the Securities and Exchange Commission ("SEC"), pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), notifying the holders of common stock, par value $0.001 per share, of the Company that on June 26, 2015, the Company received a written consent of shareholders holding in aggregate more than a majority of the total voting power of all issued and outstanding capital stock of the Company in lieu of a meeting of the shareholders, authorizing the following:

•	Changing the name of the Company from High Desert Assets, Inc. to New Asia Energy Inc.; and
•	Increasing the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares and to increase of the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the "Preferred Stock Increase").

On July 7, 2015, the company filed the final Form 14C with the SEC.

On July 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to (i) change the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc. (the "Name Change"), (ii) increase the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares (the "Common Stock Increase"), and (iii) increase the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the "Preferred Stock Increase", together with the Common Stock Increase and Name Change, the "Corporate Actions"). On July 29, 2015, the Financial Industry Regulatory Authority (FINRA) approved the Corporate Actions.  The Company's stock is quoted on the OTCQB under the ticker symbol NAEI.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of NAEI, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances").  The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of November 16, 2015, the principal shareholder, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances  to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

On September 7, 2015, Mr. Scott C. Kline ("Mr. Kline") resigned as Secretary of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote ("Mr. Capote") was appointed to serve as the Company's Secretary and remains as well as his current position as the Company's Chief Technical Officer. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd.

Note 4 -  Related Party Activity

During the nine months period ended September 30, 2015, Rock Capital Limited, a related party advanced the Company $468,243. Total advances through September 30, 2015 were $471,283.

The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and CTO of the Company in the amount of $7,500 and $0 for the periods ended September 30, 2015 and September 30, 2014, respectively  .

Note 5 – Subsequent Events

As of November 16, 2015, the principal shareholder, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances (as described in Note 3 above) to shares of common stock, thus the Advances presently remain as an interest-free loan to the Company.

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

Results of Operations

Operating expenses, which consisted solely of general and administrative expenses for the three and nine month period ended September 30, 2015 were $36,029 and $141,765, respectively. This compares with operating expenses for the three month and nine month period ended September 30, 2014 of $5,265 and $21,365, respectively.  The major components of general and administrative expenses include office, rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees.  The material increase in such expense in the third quarter of 2015 were related to increased legal and accounting fees in connection with our change in control and the subsequent implementation of our new business plans. As a result of the foregoing, we had a net loss of $36,029 and $141,765 for the three and nine month period ended September 30, 2015, respectively. This compares with a net loss for the three and nine month period ended September 30, 2014 of $5,265 and $22,253, respectively.

As of February 6, 2015, after the change in control, the Company is focused on a new Business Model. Our Business Model incorporates two synergistic and mutually aligned approaches:

•
Commercialization and Deployment of Proven, Proprietary Technologies - including but not limited to: advanced battery and energy storage solutions; advanced solar technologies and Wastes to Biofuels; and

•
Project Development to provide recurring revenue streams through the Integration of proven, state-of-the-art technologies (those owned by the Company and others brought by exclusive licensing/contractual arrangements) to undertake projects under Build-Own-Operate (BOO), Build-Own-Operate and Transfer (BOOT) and Joint Venture contractual arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (continued)

Furthermore, with global waste production reaching a total of 2 billion metric tons per year (over 100 million metric tons per year in ASEAN nations), there is a huge, unmet, demand for utilizing these wastes in projects that recover resources (energy, recyclables and other commercial products)  and thus providing , safe and environment friendly waste disposal solutions .

The Company's business model relies on harnessing the strength of off-take and/or energy purchase agreements with marquee parties and/or multinationals to ensure the financial viability of the projects. Typically, the Company projects would provide for multiple diverse revenue streams, including waste tipping fees, revenues from the recovery of Renewable Energy and other end products (i.e. recyclables, fertilizer and biofuels).

We expect that we will need to raise additional funds to support the expansion of our new business model, including the acquisition of proprietary technologies, working capital to support the implementation of new projects, or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Liquidity and Capital Resources.

As of September 30, 2015, we had cash or cash equivalents of $342,463 and as of December 31, 2014, we had no cash or cash equivalents.

We had net cash used for operating activities of $141,879 for the nine month period ended September 30, 2015.  We had no net cash used for operating activities for the nine month period ended September 30, 2014.  The change resulted from our increased net loss during the period.

Cash flows from financing activities were $485,797 during the nine month period ended September 30, 2015.  We had no other cash flows from financing activities for prior periods.  These cash flows were all related to company operations in the implementation of our new business plan after the change in control.

Over the next twelve months we expect to use approximately $400,000 for working capital to develop operations in accordance with our new Business Model.

Our principal source of liquidity will initially be from advances provided by our principal shareholder.

Our new Business Model will provide a source of revenues from the sale and distribution of advanced, proprietary technologies and/or other sustainable living products andfrom the development of Renewable Energy Projects that will provide a diverse source of recurring revenue streams.  We expect that such revenues would commence sometime in 2016.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (continued)

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

ITEM 4. CONTROLS AND PROCEDURES (continued)

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2015.

NEW ASIA ENERGY INC (formerly HIGH DESERT ASSSETS, INC.)

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated

Date: November 16, 2015	By:	/s/ Lin Kok Peng
Lin Kok Peng
Director