Form 10-K/A
period 2014-12-31
NEW ASIA ENERGY INC.
filed 2016-02-26
CIK 1454510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-165961

New Asia Energy, Inc.
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the "Amendment") is to amend and restate Part II, Item 9A – Controls and Procedures of the previously filed Annual Report on Form 10-K of New Asia Energy, Inc. (the "Company") for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015 (the "Original Form 10-K"), to correct the date of the evaluation of the Company's disclosure controls and procedures to from December 31, 2013 to December 31, 2014. The December 31, 2013 date was an error, and the Company's Management did in fact evaluate the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014. Accordingly, Item 9A of the Original Form 10-K is hereby amended and restated as set forth in this Amendment.

There are no other changes to the Original Form 10-K other than those set forth in this Amendment.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amended Part II, Item 9A of the Original Form 10-K as set forth in this Amendment and to reflect our current Company name (New Asia Energy, Inc.) as opposed to the Company's name as of the date of the filing of the Original Form 10-K (High Desert Assets, Inc.). Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

TABLE OF CONTENTS

		Page
Part II

Item 9A	Controls and Procedures	1

Part II

Item 15	Exhibits, Financial Statements, Schedules	2

	Signatures	3

Part II

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Lin Kok Peng, PhD.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014 our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect such controls.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 18, 2009.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 26, 2016

New Asia Energy, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Date: February 26, 2016

New Asia Energy, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document (Incorporated by reference to Exhibit EX 101.INS to the Company's Form 10-K filed with the SEC on April 15, 2015)
101.SCH**	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit EX 101.SCH to the Company's Form 10-K filed with the SEC on April 15, 2015)
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (Incorporated by reference to Exhibit EX 101.CAL to the Company's Form 10-K filed with the SEC on April 15, 2015)
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (Incorporated by reference to Exhibit EX 101.DEF to the Company's Form 10-K filed with the SEC on April 15, 2015)
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (Incorporated by reference to Exhibit EX 101.LAB to the Company's Form 10-K filed with the SEC on April 15, 2015)
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (Incorporated by reference to Exhibit EX 101.PRE to the Company's Form 10-K filed with the SEC on April 15, 2015)

(1) Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 18, 2009.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".