Form 10-K
period 2015-12-31
NEW ASIA ENERGY INC.
filed 2016-04-08
CIK 1454510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-54171

NEW ASIA ENERGY, INC. (formerly High Desert Assets, Inc.)
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter.  As of June 30, 2015, the aggregate market value was $8,897,938.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 21, 2016 is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	326,965,299

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Energy, Inc.
(Formerly High Desert Assets, Inc.)
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015 and 2014

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

Overview

Since February 2015, New Asia Energy, Inc. (the "Company") has been focusing on the development of "pure play" renewable/alternative/distributed energy technology solutions and wastes to resources and energy platforms. Our business model incorporates two synergistic and mutually aligned approaches:
•
Commercialization and deployment of proven, proprietary technologies, including, but not limited to: advanced battery and energy storage solutions; advanced solar technologies; and wastes to biofuels; and

•
Project development to provide recurring revenue streams through the integration of proven, state-of-the-art technologies, (those owned by the company and others brought by exclusive licensing/contractual arrangements) to undertake projects under build-own-operate (BOO), build-own-operate and transfer (BOOT) and joint venture contractual arrangements.

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

Figure 1. World Marketed Energy Consumption by Region, 1970-2025

Quadrillion Btu
1,000
800
600
400
200
0
History
Projections
Emerging Economies
Transitional Economies
Mature Market Economies
207
243
285
310
348
366
412
504
553
598
645
1970
1975
1980
1985
1990
1995
2002
2010
2015
2020
2025

Sources: **History:** Energy Information Administration (EIA), *International Energy Annual 2002*, DOE/EIA-0219(2002) (Washington, DC, March 2004), web site www.eia.doe.gov/iea/. **Projections:** EIA, System for the Analysis of Global Energy Markets (2005).

Quadrillion Btu
400
300
200
100
0
History
Projections
Central & South America
Africa
Middle East
Emerging Asia
32
56
88
144
238
295
1970
1980
1990
2002
2015
2025

Sources: **History:** Energy Information Administration (EIA), *International Energy Annual 2002*, DOE/EIA-0219(2002) (Washington, DC, March 2004), web site www.eia.doe.gov/iea/. **Projections:** EIA, System for the Analysis of Global Energy Markets (2005).

Furthermore, with global waste production reaching a total of 2 billion metric tons per year (over 100 million metric tons per year in ASEAN nations (Association of Southeast Asian Nations)), there is a huge, unmet, demand for utilizing these wastes in projects that recover resources (energy, recyclables and other commercial products) and thus providing, safe and environment friendly waste disposal solutions.
The Company's business model relies on harnessing the strength of off-take and/or energy purchase agreements with marquee parties and/or multinationals to ensure the financial viability of the projects. Typically, the projects of the Company would provide for multiple diverse revenue streams, including waste tipping fees, revenues from the recovery of renewable energy and other end products (i.e. recyclables, fertilizer and biofuels). To differentiate itself, the company harnesses its core competencies, such as technology development and technology transfer, project conceptualization, design, and integration. Customers/end-users of the Company's projects benefit in a number of unique ways:
•	Project implementation is undertaken by experts, so end-users can continue to focus on their core competencies.

•	End-users are not required to undertake the often complex and time-consuming budgeting process for large capital expenditures; projects are thus categorized as tax deductible, "operating expenses".

•	End-users benefit from meaningful reductions in the cost of energy and other consumable costs.

The execution of typical projects is based on the type of industry, technology application and revenue considerations. In a broad sense, the table below outlines the structure of organizational segmentation. For example, the ASEAN-6 (Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam) constitutes 80% of the energy demand in Southeast Asia. Southeast Asia's energy demand is expected to grow to just under 1,100 Million Tons of Oil Equivalent (Mtoe) in 2040, accompanying a regional economy that more than triples in size and a population that is expected to rise by almost a quarter to 760 million (Source: Southeast Asia Energy Outlook 2015, International Energy Agency). While there is a fair share of energy being produced from renewable resources (hydro and geothermal), the potential to develop waste to energy and bio-energy (biomass, biogas, and transport fuels) is expected to exhibit significant growth.
The ASEAN-6 region, consisting of Indonesia, Malaysia, Philippines, Singapore, Thailand and Vietnam, produces over 100 million metric tons per year of municipal solid waste (MSW) and over 3 million metric tons per year of industrial/hazardous wastes. The region also produces more that 60% coconut, 80% of palm, and 60% of rice, which are generators of waste biomass resources from residues after processing. The region also depends heavily on domestic production of meat (poultry, swine and cattle). The farms are energy intensive operations whereas they produce high volumes of wastes for biogas production, making a case for self-sufficient energy generation. The region has been a major timber producer and lands can be utilized for long-term energy crops as well as wood based biomass.

Country Specific Growth

The Company envisions that its business model can be replicated depending on the strengths of the key attributes that provide a stable platform to implement a growth strategy. The following are some of the factors that are evaluated on a country-specific level:

• Availability of resources;
• Legal and policy;
• Access to financing;
• Human resources; and
• Scalability.

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

A summary matrix highlighting the factors that were considered for ASEAN-6 (with the exception of Singapore) is presented in table below:
	Factors	Philippines	Malaysia	Indonesia	Vietnam	Thailand
World Ranking by Production	Palm Oil	5th largest	2nd largest	Largest		3rd largest
	Rice	8th largest		3rd largest	5th largest	6th largest
	Coconut	Largest	10th largest	2nd largest	8th largest	6th largest
	Poultry (chickens)	12th largest	10th largest	2nd largest	11th largest	7th largest
	Piggeries	3rd largest		9th largest	2nd largest	8th largest
	Population (millions)	92	28	237	87	65
	Availability of RE Resources	Solid Wastes and Industrial Wastes Rice Husk Rice Bran Animal Waste Coconut Mini Hydro	Solid Wastes Palm EFB (Empty Fruit Bunch) Rice Bran, Rice Husk	Solid Wastes and Industrial wastes Palm EFB Rice Husk Rice Bran, Coconut	Solid Wastes and Industrial Wastes Rice Husk Rice Bran, Animal Waste Mini Hydro	Solid Wastes and Industrial Wastes Rice Husk Rice Bran Palm EFB Animal Waste  Mini Hydro
	Legal and Policy	Environmental regulations with some enforcement concession agreements required RE policy (Renewable energy policy) Feed-in tariff (FIT)	Environmental regulations with stronger enforcement concession agreements required RE policy FIT	Increasing focus on enforcement of environmental regulations concession agreements required RE policy FIT	Environmental policy not strong Concession agreements required RE policy No FIT	Environmental regulations with some enforcement Concession agreements required  RE policy/very small power producer (VSPP) FIT
	Tipping Fees for Waste	Low	Low to Medium	Low	Very Low	Low to Medium
	Energy Costs	High	Low (but increasing)	Average	Low	High
	Access to Finance	Good	Good	Fair	Poor	Good
	Human Resources	Available	Available	Need to build capacity	Need to build capacity	Available
	Development Priority	High	High	Selective	Selective	Very High

On November 20, 2015, the Company signed a Memorandum of Understanding ("MOU") with Jun Wei Kang Biotechnology Ltd, ("JWK") a Company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol "SEEQ:206322". JWK owns and operates extensive facilities for the cultivation, harvesting, processing, production, distribution and sale of value-added ginseng and other related products that enhance and promote healthy living.  JWK has over 5,000 square meters of office and laboratory space and research and development facilities, processing and production plants and over 50 retail stores located throughout China. Jilin Province provides over 85% of the Ginseng raw feedstocks produced in China and 70% of the ginseng raw feedstocks produced world-wide and JWK is a leading provider of Ginseng value-added products in Jilin Province and throughout China. The parties to the MOU have agreed to evaluate the potential for the Company to (i) develop, install and operate renewable energy facilities at JWK's cultivation, production and R&D facilities in Jilin Province, China, and (ii) supply renewable energy to JWK's facilities under "take-or-pay," Build-Own-Operate or Build-Own-Operate-and Transfer contractual vehicles, in order to reduce the carbon footprint of the JWK facilities, offset the use of fossil fuels and potentially provide some cost savings to JWK. Through its cultivation, harvesting and processing activities, JWK has access to agricultural wastes and other by-products of production that are expected to be excellent sources of feedstock for these renewable energy facilities. The Company is currently evaluating the potential for the development of these projects.

Corporate History

The Company was originally incorporated in Colorado on November 6, 2007 under the name Univest Tech, Inc. In August 2013, we changed our name to High Desert Assets, Inc. The Company was originally formed to develop and market music based on technology solutions.  Prior to February 2015, when the Company underwent a change in control, and management adopted a new business plan based on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms, our primary mission was to create music utilizing recognized talented artists with a substantial fan base as well as develop an Internet website and, thereafter, deliver the music to consumers through the website in several media forms as a marketing tool that would generate revenue. The Company would have sought advertisers for the website and would have been paid on a per "click" basis for ads which would have been viewed on our website.  In addition, the Company planned to use the results of these activities as well as our sponsoring of performance events by such artists (both virtual and non-virtual festivals) to provide ongoing royalties to the Company and for the artists including song royalties, sales of CD's and down-loads, ringtone revenue, video and gaming.

In October 2014, FINRA announced the effectiveness of the Company's name change from Univest Tech, Inc. to High Desert Assets, Inc. and our ticker symbol changed from "UVST" to "HDAI."  At formation, the Company was authorized to issue 50,000,000 shares of $.001 par value common stock.  In March 2014, we incorporated two wholly owned subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc., which were spun-off to shareholders on or about April 7, 2014.

On April 10, 2014, the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder.

On May 13, 2014, the Company's Board of Directors, receiving the majority vote of the Company's shareholders, approved of: (a) increasing the aggregate number of authorized shares of Common Stock of the Company from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001 per share; (b) establishing a new class of shares by authorizing 1,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"), to have such preferences as the Directors of the Company may assign from time to time; and (c) a 9-for-1 forward stock split ("Forward Split") of the issued and outstanding shares of Common Stock of the Company. As a result of the Forward Split, the-then 23,044,500 issued and outstanding shares of Common Stock represented 207,400,500 post Forward Split shares, while fractional shares resulting from the Forward Split were rounded up to the next whole share.

On May 13, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001 per share, to two hundred fifty million (250,000,000) shares, par value $0.001 per share, and to authorize 1,000,000 shares of preferred stock, par value $0.10 per share, to have such preferences as the Directors of the Company may assign from time to time..

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

On February 6, 2015 (the "Closing Date"), the Company entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446 The sales of Common Stock were made following the acquisition by Rock Capital Limited.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. At the Closing Date, Rock Capital Limited also acquired an additional 1,565,450 shares of Common Stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 76% of the issued and outstanding shares of Common Stock of the Company.

In addition, on the Closing Date, Alan Smith, the sole officer and Director of the Company, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board. On the Closing Date, Lin Kok Peng, Ph.D. was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Jose A. Capote was appointed Chief Technical Officer (CTO), and Scott C. Kline was appointed as Secretary. Allister Lim Wee Sing was appointed a member of the Board.

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

•	Changing the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc.; and

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Ltd.

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

On December 31, 2015, the Company went through a change of control of ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Da Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company.

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

Smaller Reporting Company Status

We qualify as a "smaller reporting company" under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A.	RISK FACTORS.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

Limited Operating History makes Potential Difficult to Assess

The Company's current operations are not growing and are not sustainable. At the present time, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception through December 31, 2015, we generated no revenue. We had a stockholders' equity of $ 102,928 at December 31, 2015, following the completion of a Regulation S Private Placement with ten (10) accredited foreign investors. There is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business. As a result, we are seeking to acquire assets and/or other business lines. The Company has limited assets and financial resources. The Company will, in all likelihood, continue to sustain operating expenses without significant corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

As of the date of this filing, Rong Yi Rong Asset Management Ltd, a Company registered in Beijing, People's Republic of China (PRC) beneficially owns approximately 51.4% of our issued and outstanding common stock, and the remaining nine (9) new foreign shareholders own an additional 40.4% of the outstanding common stock. Rock Capital Limited, which is owned by our Chairman and CEO, Lin Kok Peng, PhD, beneficially owns approximately 5.2% of our issued and outstanding common stock.

Because we have incurred operating losses since our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended December 31, 2015 and December 31, 2014, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin substantial operations;
•	our ability to locate clients who will purchase our products and services; and
•	our ability to generate substantial revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $ 360,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder(s). However, at the present time, we have no definitive plans for financing in place. In the event that we need additional capital, Rong Yi Rong and and Rock Capital Limited have orally agreed to loan such funds as may be necessary through December 31, 2016 for working capital purposes, although neither Rong Yi Rong nor Rock Capital Limited has an obligation to do so. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

There is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination

In connection with the private placement completed on December 31, 2015, on November 20, 2015, the Company signed a Memorandum of Understanding ("MOU") with Jun Wei Kang Biotechnology Ltd, ("JWK") a Company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol "SEEQ:206322". JWK owns and operates extensive facilities for the cultivation, harvesting, processing, production, distribution and sale of value-added ginseng and other related products that enhance and promote healthy living.  JWK has over 5,000 square meters of office and laboratory space and research and development facilities, processing and production plants and over 50 retail stores located throughout China. Jilin Province provides over 85% of the Ginseng raw feedstocks produced in China and 70% of the ginseng raw feedstocks produced world-wide and JWK is a leading provider of Ginseng value-added products in Jilin Province and throughout China. Although there is no agreement for a business combination and no minimum requirements for a business combination, the parties to the MOU have agreed to evaluate the potential for the Company to (i) develop, install and operate renewable energy facilities at JWK's cultivation, production and R&D facilities in Jilin Province, China, and (ii) supply renewable energy to JWK's facilities under "take-or-pay," Build-Own-Operate or Build-Own-Operate-and Transfer contractual vehicles, in order to reduce the carbon footprint of the JWK facilities, offset the use of fossil fuels and potentially provide some cost savings to JWK. Through its cultivation, harvesting and processing activities, JWK has access to agricultural wastes and other by-products of production that are expected to be excellent sources of feedstock for these renewable energy facilities. The Company is currently evaluating the potential for the development of these projects.

The Company has no other current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in developing and closing any of the projects identified in the JWK MOU, nor in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

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

Limited Number of Directors and Officers

Because management consists of only three people, while seeking a business combination, (i) Lin Kok Peng, PhD, who serves as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board as well as a director, (ii) Jose Capote, who serves as the Company's Chief Technical Officer and Secretary, and (iii) Allister Lim Wee Sing, who serves as a director of the Company, will be the only persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its three officers and two directors when selecting a target company. Our officers anticipate devoting only a limited amount of time per month to the business of the Company. Neither of our officers has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on our officers. The loss of the services of our officers would adversely affect development of the Company's business and its likelihood of continuing operations.

Dependence upon Management, Limited Participation of Management

The Company will be entirely dependent upon the experience of its three officers and two directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

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

Dependence upon Outside Advisors

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, other than a security registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system), the rules would apply to the Company and to its securities.  The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the "penny stock" and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Probable Change in Control of the Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stock, via the OTCQB and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

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

We May Issue Additional Shares of Common Stock Or Preferred Stock In The Future, Which Could Cause Significant Dilution To All Shareholders

We have a large amount of authorized but unissued common stock and preferred stock which our Board of Directors may issue without shareholder approval. We will need additional capital to bring our operations to a sustainable level over the next twelve months, and may seek this capital in the form of equity financing. We may also seek to raise additional equity capital in the future to fund business alliances, develop new prototypes, and grow our manufacturing and sales capabilities organically or otherwise.

In addition to additional issuances of our common stock or preferred stock in private placements or public offerings, we may issue shares as part or all of the consideration in any merger, acquisition, joint venture or other strategic alliance that we enter.

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

There Are Currently Loans Outstanding Convertible into a Significant Number of Shares of Our Common Stock, Which Could Cause Significant Dilution to All Shareholders

During 2015, we received interest free loans from Rock Capital Limited in the aggregate principal amount of $471,283 to pay for operating expenses and investments of the Company that were due to be repaid on October 31, 2015. However, if the Company was unable to repay these loans by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder up to that date, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31st, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17, 2016, the Company repaid a total of $ 468,243 to Rock Capital Ltd.

We Have Not in the Past and We Do Not Currently Intend to Pay Cash Dividends on Our Common Stock

We have never declared or paid cash dividends on our common stock. We currently intend on retaining any future earnings to fund our operations and growth and do not expect to pay cash dividends in the foreseeable future of the common stock. Future dividends, if any, will be determined by our board of directors, based upon our earnings, financial condition, capital resources, capital requirements, charter restrictions, contractual restrictions, and such other factors as our board of directors deem relevant.

RISK FACTORS CONCERNING OUR INDUSTRY

We will face competition from numerous sources, which may make it more difficult to introduce our prospective products into our target markets.

The renewable energy (RE) markets, and energy storage markets in which we intend to compete are rapidly evolving and intensely competitive. While our focus will be to develop projects that provided long-term (15+ years) of continuous recurring revenues under Build Own Operate and/or Public Private Partnership (PPP) deals, which tend to be negotiated and not competitive tenders, these deals do require access to capital for equity and debt financing. Our other major focus is to identify and acquire proprietary and innovative advanced renewable/alternative energy and energy storage technologies. In this sector we could face reasonably strong competition from traditional and well-capitalized manufacturers and distributors, as well as from other providers of renewable energy products and other providers of energy storage products. Many of these competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may be able to operate with a lower cost structure, and may be able to adopt aggressive pricing policies that make it difficult for us to penetrate our target markets.

Because the renewable energy industry is attractive to many companies, some of which may not currently be doing business in the renewable energy industry, we could face significant additional competition whether or not we successfully execute some or all of our business plan. These competitors could, among other things, have significantly more revenues and profits than us, be significantly better financed, have a significantly better and longer operating history than us, have significantly better relationships with potential customers and strategic parties, and have significantly better access to government funding and incentives.

Any or all of these factors that we face may have a material adverse effect on our ability to compete and to generate revenues, which would have a material adverse effect on our financial condition.

We may not be successful in developing and sustaining the alliances necessary for the successful penetration of our target markets.

Our business plan contemplates that we establish and sustain relationships with third-parties for identifying and selecting BOO and PPP opportunities for the development of RE projects  involving our "pure play" renewable/alternative/distributed energy technology solutions and wastes to resources and energy platforms ("our products" or "our prospective products" or "our anticipated products"). There can be no assurance that we will be successful in developing or sustaining the necessary relationships, or that these relationships will prove to be successful in selling our products. If we are not successful in securing or sustaining these critical alliances on reasonable terms, we may not generate sufficient revenue to conduct our operations or become profitable, which would have a material adverse effect on our financial condition.

We plan to sell our products to foreign governments and government agencies, which may result in delays in the receipt of orders due to the nature of those customers.

Our business strategy includes doing a significant amount of business and selling a significant amount of our products to government entities in Southeast Asia, South Asia and East Asia in 2016 and beyond. When doing business with foreign governments, unexpected delays, which can be substantial and repeated, can occur prior to receipt of the sales order or other applicable contract. Delays in receiving orders from the foreign government and the government agency may negatively affect our ability to generate revenue and profits, and such failure would adversely affect our financial condition or business.

Many of our products and services may experience long and variable sales cycles, which could have a negative impact on our results of operations for any given quarter or year and on our ability to anticipate and plan for our future revenues.

Purchases of our products and services may be significant financial investments for the Company when undertaking BOO and PPP Projects and by potential customers when purchasing our products and services. Typically BOO/PPP Projects have a multi-year development cycle before revenue flows begin to materialize from exclusive concession agreements. The sales/Project development cycle may vary based on the industry in which the potential customer operates. The length and variability of the sales cycle makes it difficult to predict whether particular sales commitments will be received in any given quarter. During the time potential customers are evaluating our products and services, we may incur substantial sales, marketing and development expenses to customize our products to the potential customers' needs. We may also expend significant management effort, hire employees, purchase or lease equipment, order long-lead-time components or purchase significant amounts of inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without receiving revenue to offset those expenses.

If we fail to protect our intellectual property (IP), our business could be adversely affected.

For our proposed business segment involving the acquisition of proprietary, advanced RE and/or energy storage solutions, our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our product from our competitors' products and services. To protect our proprietary technology, we will rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

We will be developing a number of new innovations for which we intend to file patent applications in the USA and through the Patent Cooperation Treaty (PCT), which provides IP protection in over 148 countries, including the ASEAN-6 Nations. The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that any patents that may be issued to us in the future will afford protection against competitors with similar technology. No assurance can be given that patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. In addition, filing and maintaining patent rights domestically and abroad is expensive, and we may not have sufficient financial resources to file or maintain certain of our patent rights.

We will also rely on trademarks, copyrights, trade secrets, and know-how to develop, maintain, and strengthen our competitive positions. While we will take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we will be able to maintain and protect unpatented proprietary information and trade secrets.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our technology will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation may occur which could have a material adverse effect on our business.

The segment of our business that will be focused on the acquisition and development of proprietary, advanced RE/distributed/alternative energy and/or energy storage technologies will be heavily reliant upon patentable technology for our products and related intellectual property. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our prospective products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

The expiration, cancellation or reduction of foreign government benefits for renewable energy generation would adversely affect our development.

The financial incentives that are available to purchasers of renewable energy products such as Feed In Tariff (FIT) programs, tax holidays, duty-free importation of products, technologies and systems are crucial in our development and growth and are an important factor in the decision-making process of our potential equity investors and project financing partners. In addition, recently enacted COP-21 Climate Change initiatives wherein almost 200 nations (including the ASEAN-6 Nations), calls for meaningful reduction of Greenhouse Gases (GHG's) and expanded use of RE and Waste To Energy (for example, for every ton of MSW used in an Energy From Waste (EfW) Plant versus landfilling, one ton of CO2 equivalent GHG is avoided, so a 1,000 mt/day EfW plant will result in over 300,000 mt/year reduction in CO2 equivalent GHG's).  If these incentives or similar incentives provided by one or more foreign governments are repealed, reduced or not renewed, demand for our products and future development efforts would be adversely affected. Furthermore, the recent economic crisis, growing public concern over the high levels of foreign government deficits or shift in the balance of political power could make the repeal, reduction, or non-renewal of these incentives by certain foreign governments more likely. If foreign government incentives applicable to renewable energy products are cancelled, reduced, or expire, our business and revenue may be materially adversely affected.

We intend to initially rely on independent manufacturers and suppliers to manufacture some or all of our products, which could delay our progress and later cause delay and damage customer relationships.

For our business segment involving the acquisition and development of proprietary, advanced RE/Distributed/Alternative and/or energy storage solutions, we intend on using third-party manufacturers and suppliers to supply our product components, which we will then assemble and install. If we are unable to maintain satisfactory arrangements for the manufacture of our products by third parties, our business could be adversely affected. Furthermore, once we enter into such relationships, we may not have long-term written agreements with any third-party manufacturers or suppliers. At this time we have no such long-term written agreements. As a result, any of these manufacturers or suppliers could unilaterally terminate their relationships with us at any time, which could adversely affect our ability to produce our products. Establishing relationships with new manufacturers would require a significant amount of time and would cause us to incur delays and additional expenses, which would also adversely affect our business and results of operations..

In order to preserve our cash and financial resources, we will attempt to negotiate improved payment terms and price reductions with many of our suppliers. However, we anticipate that certain suppliers may not agree to our proposed revised terms, which may result in such suppliers no longer doing business with us, which may adversely affect our ability to produce our products in a timely basis, on a cost-effective basis or at all.

In addition, a manufacturer's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements for customers for those items. This, in turn, may cause customers to cancel orders, refuse to accept deliveries or demand reduced prices, and could result in a negative customer satisfaction that could negatively impact our future sales. This could adversely affect our business and results of operations.

Price increases in some of the key components in our anticipated products and systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our anticipated products and systems are subject to fluctuation due to market forces beyond our control. If we incur price increases from our suppliers for key components in our anticipated products and systems or from our contractors, we may not be able to pass all of those price increases on to our customers in the form of higher sales prices, which would adversely affect our operating results and cash flows. Such price increases could occur from time to time due to spot shortages of commodities or labor, longer-term shortages due to market forces beyond our control or exchange rate fluctuations. An increase in our operating costs due to price increases from these components causing a reduction in our margins could materially and adversely affect our consolidated results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company currently maintains a mailing address at 33 Ubi Avenue #07-58, Vertex Building Tower A, Singapore 408868 and a US Office in 100 Spectrum Center Drive, Suite 900 (Office 912), Irvine CA 92618. The Company's telephone number in Singapore is +65 6702 3808, the Company's telephone number in the USA Office is 1-949-812-4036.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is quoted on the OTCQB under the ticker symbol NAEI.

Market Information

Our common stock is currently quoted on the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Since April 28, 2015, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets under the symbol "HDAI" from April 28, 2015 until August 11, 2015 and "NAEI" since August 11, 2015.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015

	High	Low
Fiscal Quarter Ended:
June 30, 2015	$0.90	$0.90
September 30, 2015	$1.25	$1.25
December 31, 2015	$1.25	$1.25

On March 21, 2016, the closing price for our common stock on the OTC Markets was $0.10 per share with respect to an insignificant volume of shares.  The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of March 21, 2016, there were approximately 115 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of December 31, 2015, and March 21, 2016, we had 41,215,298 and 326,965,299 shares, respectively, of our Common Stock issued and outstanding.

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

Preferred Stock

The Company's Articles of Incorporation allow for the issuance of up to 10,000,000 shares of preferred stock, par value of $0.10 per share ("Preferred Stock"). As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Stock Option Plan

The Company currently has no stock option plan.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Issuances of Unregistered Securities

On February 6, 2015 (the "Closing Date"), the Company entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446. The sales of Common Stock were made following the acquisition by Rock Capital Limited.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. At the Closing Date, Rock Capital Limited also acquired an additional 1,565,450 shares of Common Stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 76% of the issued and outstanding shares of Common Stock of the Company.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Limited, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17th 2016, the Company repaid a total of $ 468,243 to Rock Capital Ltd.

On November 20, 2015, the Company entered into a Memorandum of Understanding ("MOU") with Jun Wei Kang Biotechnology Co Ltd, a company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol "SEEQ:206322" ("JWK"). The parties agreed that within 30 days after the execution of the MOU, JWK and/or its nominees will make an initial purchase of equity in the Company for an amount to be determined by mutual agreement of the parties thereto. This purchase will be set forth in one or more definitive purchase agreements, which will be negotiated and executed by the parties during the 30-day period. Subsequent to the signing of this MOU, On December 31, 2015, New Asia Energy, Inc. (the "Company") issued an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 persons in exchange for the receipt of an aggregate of $300,000.

The securities issuances described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on an exemption provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Recent Acquisition of Securities

None

Restricted Securities

We currently have approximately 319,143,499 shares of issued and outstanding common stock that qualify as "restricted securities" as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

Transfer Agent

Our independent stock transfer agent is Pacific Stock Transfer. Their address is 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119.  Their contact numbers are 702-361-3033 for voice calls and 702-433-1979 for fax transmissions. Their website is located at www.pacificstocktransfer.com.

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

 (2) Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2015 and December 31, 2014. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data: at December 31, 2015

Cash		$574,211
Total assets		$574,211
Total liabilities		$471,283
Shareholders' equity		$102,928

Operating Data: for the year ended December 31, 2015

Revenues	$
Operating Expenses		$179,442
Net (Loss)		$(179,442)
Balance Sheet Data: at December 31, 2014

Cash	$
Total assets	$
Total liabilities		$21,062
Shareholders' equity		$(21,062)

Operating Data: for the year ended December 31, 2014

Revenues	$
Operating Expenses		$39,021
Net (Loss)		$(39,021)

From our inception on November 6, 2007 through December 31, 2015, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal year end December 31, 2015 and December 31, 2014, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2015 was $179,442. This compares with operating expenses for the year ended December 31, 2014 of $ $39,021. The major components of general and administrative expenses include office rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The material increase in such expense in the year ended December 31, 2015 were related to increased administrative, legal, professional and accounting fees in connection with our change in control and the subsequent implementation of our new business plans. As a result of the foregoing, we had a net loss of $169,442 for the year ended December 31, 2015. This compares with a net loss for the year ended December 31, 2014 of $39,909.

As of February 6, 2015, after the change in control, the Company is focused on a new Business Model. Our Business Model incorporates two synergistic and mutually aligned approaches:

•
Commercialization and Deployment of Proven, Proprietary Technologies - including but not limited to: advanced battery and energy storage solutions; advanced solar technologies and Wastes to Energy and Biofuels; and

•
Project Development to provide recurring revenue streams through the Integration of proven, state-of-the-art technologies (those owned by the Company and others brought by exclusive licensing/contractual arrangements) to undertake projects under Build-Own-Operate (BOO), Build-Own-Operate and Transfer (BOOT) and Joint Venture contractual arrangements.

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

(3) Liquidity and Capital Resources.

As of December 31, 2015, we had cash or cash equivalents of $574,211 and as of December 31, 2014, we had no cash or cash equivalents.

Net cash used for operating activities was $181,020 for the year ended December 31, 2015. This compares to net cash used for operating activities of $3,579 for the year ended December 31, 2014. The change resulted from our increased net loss during the fiscal year ended December 31, 2015.

Cash flows from financing activities were $755,231for the year ended December 31, 2015. This compares to net cash provided from financing activities of $3,040 for the year ended December 31, 2014. The cash flows for year ended December 31, 2015 were all related to company operations in the implementation of our new business plan after the change in control.

We had no other cash flows from financing activities for the years ended December 31, 2015 and 2014.
Over the next twelve months we expect to use approximately $360,000 for working capital to develop operations in accordance with our new Business Model.

Our principal source of liquidity will be provided by the sale of common stock through Private Placement(s) and from advances from our principal shareholder(s).

Our new Business Model will provide a source of revenues from the sale and distribution of advanced, proprietary technologies and/or other sustainable living products and from the development of Renewable Energy Projects that will provide a diverse source of recurring revenue streams. We expect that such revenues would commence sometime in 2017.

The Company's need for capital will change dramatically as a result of any business acquisition or combination transaction. There are no assurances that the Company will be able to either: (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to fulfill its current business plan.

The Company's Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 500,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Lin Kok Peng, PhD. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015 our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect such controls.

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On December 31, 2015, the Company went through a change of control of ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng DaTechnology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. A Form 8-K was filed on January 6, 2016 reporting that the  Company issued on December 31, 2015 under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, however, it did not explicitly state that a change in ownership control had occurred.  We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2015, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Lin Kok Peng	43	Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Director
Allister Lim Wee Sing	42	Director
Jose A. Capote	56	Chief Technical Officer and Secretary

Lin Kok Peng

Dr. Lin, as Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company, in accordance with its Bylaws, will be responsible for, among other things, the general supervision of the affairs of the Company, have general control of all of its business, be responsible for implementing the its long term plans, and preside when present at all meetings of the stockholders and the Board of Directors.

Since 2005, Dr. Lin has been an entrepreneur and a managing director of several property investment and construction interior consultancy firms. He leads over 10 companies and has over 10 years of experience in property, construction and investments. Dr. Lin brings strategic focus, vision and excellent judgment to his companies. With more than 10 years of experience across a wide variety of industries, he is able to make a significant impact on the profitability and growth of his companies. Dr. Lin lead his first start up business (Free Space Intent) from a small construction interior consultancy firm to currently one of the largest construction interior consultancy firms in Singapore.

Education

●   2015 PhD (Camden University, Kuala Lumpur)

●   2010 Masters in Business Administration (De Lasalle University)

●   2000 Bachelor of Science in Business Management (De Lasalle University)

Work Experience

2014 – Present	Managing Director of Rock Capital Limited
2012 –Present	Director of Goldin Shipping Pte Ltd
2012 – Present	Managing Director of Klin Capital Resources Pte Ltd
2011 – Present	Managing Director of FSI Investment Holdings Pte Ltd
2009 – Present	Managing Director of Free Space Intent Pte Ltd
2006 – Present	Managing Director of FS Intent Pte Ltd

Dr. Lin received the Entrepreneur of the Year Award (EYA), the oldest Award in Singapore that salutes and honors local entrepreneurs who have shown outstanding performance as business owners, be it emerging or established enterprises, in their chosen field of entrepreneurship, several times:

•	2010 Successful Entrepreneur
•	2011 Successful Entrepreneur
•	2012 Successful Entrepreneur
•	Top 100 Singapore Excellence Award 2012/2013
•	Singapore Entrepreneurs' Award 2013

Allister Lim Wee Sing

Mr. Lim serves as a director of our Company.  Since 2005, Mr. Lim has been the Principal Partner of the law firm of Allister Lim & Thrumurgan, Singapore. From 2004 to 2005, he was a Senior Associate Director with the law firm of PK Wong & Associates LLC, Singapore. From 2003 to 2004, he was a Legal Associate with the law firm of PK Wong & Advani, Singapore. From 1999 to 2003, Mr. Lim was a Legal Assistant with the law firm of Harry Elias Partnership, Singapore.

Mr. Lim graduated with a Bachelor of Laws (Honors) LL.B. (Hons) from The National University of Singapore in 1998, was admitted as an Advocate and Solicitor of the Supreme Court of The Republic of Singapore in 1999 and passed the New York Bar Examinations in 2001.

Jose A Capote

Mr. Capote, as Chief Technical Officer of the Company, will be responsible for, among other things, project development and project management, and, as Secretary of the Company, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose. Mr. Capote has thirty years of experience in project engineering, project development, and business development within the environmental management, waste to energy, renewable/alternative energy, nuclear energy, and industrial/infrastructure markets.

Since 2001, Mr. Capote has been responsible for the implementation & management of large scale waste to energy projects in Southeast Asia (Malaysia, Thailand), including MSW waste to energy, medical waste to energy, palm oil waste to energy and natural fibers. In 2001, he was the founding member of PEAT International Inc, a company specializing in the development and deployment of thermal plasma technology for the conversion of a wide range of industrial, municipal and hazardous wastes into useful resources and energy. in this company, he led technology transfer efforts with local specialty contractors in India and Taiwan and led the implementation of several waste to energy projects in India and Taiwan. From 1994 through approximately 2000, Mr. Capote was Senior Vice President for IDM Environmental Inc, a mid-sized U.S. public corporation, where he led in the development of the Company's business in the areas of hazardous and nuclear contaminated facility cleanups and decommissioning (including establishing as a leading provider of hands-on remediation/decommissioning services to the U.S. Department Of Energy (DOE) and plant relocation services. Previously, Mr. Capote held several senior positions at Burns and Roe Inc, a large, multi-national, Engineering & Construction firm specializing in the design and construction of nuclear, conventional and waste to energy power plants. Mr. Capote received Engineering Science Degrees in Nuclear and Mechanical Engineering from Columbia University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Indemnification of Officers and Directors.

Under the Colorado Revised  Statutes (CRS),  director  immunity  from  liability to a company or its  shareholders   for  monetary  liabilities  applies  automatically unless it is specifically limited by a company's Articles of Incorporation.  The Company's Articles of Incorporation do not specifically limit the directors' immunity.  Excepted from that immunity are: (a) a willful failure to deal fairly with  the Company  or its  shareholders  in  connection  with a matter  in which  the director has a material  conflict of interest;  (b) a violation of criminal law, unless the director had reasonable  cause to believe that his or her conduct was lawful or no  reasonable  cause to believe that his or her conduct was unlawful; (c) a transaction from which the director  derived an improper  personal profit; and (d) willful misconduct.

The Company's Bylaws provide that (i) no officer or director of the Company shall liable for any acts, defaults or omissions of any other officer or director of the Company, or for any loss sustained by the Company unless the loss resulted from such officer's or director's willful misconduct, willful neglect, or gross negligence, (ii) the Company shall indemnify officers, directors and certain other individuals against all reasonable costs imposed or resulting from such person's role as an officer, director or agent of the Company unless such person is adjudged to be liable from willful misconduct, willful neglect, or gross negligence, and (iii) the Company may purchase and maintain officers and directors liability insurance.

 The above discussion of the Company's Bylaws and of the CRS is not intended to be exhaustive and is respectively qualified in its entirety by such charter documents and statutes.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission (SEC), such indemnification is against public policy as expressed in the act and is therefore unenforceable.

Conflicts of Interest

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's officers and directors may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

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

Committee of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only two directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

·•	understands generally U.S. GAAP and financial statements,
·•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
·•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
·•	understands internal controls over financial reporting, and
·•	understands audit committee functions.

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

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 33 Ubi Avenue3 #07-58, Vertex Building Tower A, Singapore 408868.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2015 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year, except as follows: (i) each of Lin Kok Peng, Rock Capital Limited, Allister Lim Wee Sing, Jose A. Capote, Scott C. Kline, and Rong Yi Rong (Beijing) Asset Management Limited failed to timely file a Form 3; (ii) Lin Kok Peng and Rock Capital Limited failed to timely file a Form 4 for one transaction; and (iii) Allister Lim Wee Sing failed to timely file a Form 4 for one transaction.

ITEM 11.	EXECUTIVE COMPENSATION

Since the change in control in February 2015, management of the Company requires less than four (4) hours per calendar week. Accordingly, no officer or director has received any compensation from the Company, except for Mr. Capote who received $12,000  in year ended December 2015. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lin Kok Peng,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Principal Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Capote Secretary	2015	$12,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000

Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership (2)	Percent of Class (1) (3)

	Officers and Directors

Lin Kok Peng (4)	Chief Executive Officer and Director	Common Stock, $0.001 par value	17,078,700	5.22%
Jose A. Capote (4)	Secretary	Common Stock, $0.001 par value	684,891	0.20%
Allister Lim Wee Sing	Director	Common Stock, $0.001 par value	1,800,000	0.55%
All Officers and Directors as a group (3 persons named above)			19,563,591	5.97%

	5% Security Holders

Rock Capital Limited		Common Stock, $0.001 par value	17,078,700	5.22%
Rong Yi Rong (Beijing) Asset Management Limited		Common Stock, $0.001 par value	167,995,350	51.38%
Platinum Starlight HK Limited		Common Stock, $0.001 par value	29,426,877	9.00%
Beijing Run Zheng DaTechnology Development Limited		Common Stock, $0.001 par value	27,297,224	8.35%
Million Leader HK Limited		Common Stock, $0.001 par value	27,297,224	8.35%

* Less than 1%

(1)
On March 21, 2016, there were 326,965,299 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

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

(3)
In determining the percent of voting stock owned by a person on March 21, 2016: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 326,965,299 shares of common stock outstanding on March 21, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Lin KokPeng owns shares beneficially as a result of his ownership of Rock Capital Limited. Jose A. Capote owns shares through his 50% ownership of Earth Heat, Ltd.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

The Company has two directors, including Lin Kok Peng, who is the Chief Executive Officer and Allister Lim Wee Sing, both are shareholders of the Company.  Mr. Lim is the only director that qualifies as an independent director, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2015	December 31, 2014
Audit Fees	$4,725	$2,600
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
TOTAL	$4,725	$2,600

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

In discharging the audit committee's oversight responsibility as to the audit process, commencing with the engagement of our independent auditors, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by auditing standards generally accepted in the United States of America. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the applicable auditing standards regarding communications with Audit Committees.

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2015 and 2014 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the U. S. Securities and Exchange Commission.

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

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment dated July 23, 2015 (2)
3.3	Bylaws (1)
21.1*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 18, 2009 and incorporated herein by reference.

(2)	Previously included as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2015 and incorporated herein by reference.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed "furnished" and not "filed".

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 8, 2016
New Asia Energy, Inc.

By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.
Signature	Title	Date
/s/ Lin Kok Peng	Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director	April 8, 2016
Lin Kok Peng	(Principal Executive Officer and Principal Financial Officer)
/s/ Allister Lim Wee Sing	Director	April 8, 2016
Allister Lim Wee Sing

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Asia Energy, Inc.

We have audited the accompanying balance sheets of New Asia Energy, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended; in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $407,391 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Anton & Chia, LLP
Newport Beach, CA
April 8, 2016

NEW ASIA ENERGY, INC.
BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets

Cash	$574,211	$-
TOTAL ASSETS	$574,211	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$-	$18,022
Advances from related parties	471,283	3,040

TOTAL LIABILITIES	471,283	21,062

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
10,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
500,000,000 shares; issued and outstanding 326,965,299 and
23,660,625 shares respectively	326,965	23,661

Capital paid in excess of par value	213,919	193,226
Stock subscriptions receivable	(30,603)
Accumulated comprehensive income	38	-
Accumulated deficit	(407,391)	(237,949)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	102,928	(21,062)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$574,211	$-

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Revenue	$-	$-
General and administrative expenses
Accounting	10,822	6,450
Contract labor	21,329	10,000
Fees	10,500	-
Office	23,221	4,713
Legal fees	67,234	10,000
Rent	14,846	-
Salaries	3,289	-
Stock transfer fees	4,679	-
Travel	23,522	7,858
Total expenses	179,442	39,021
(Loss) from operations	(179,442)	(39,021)
Other (expense) interest
Debt release	10,000	664
Interest	-	(1,552)
Total other (expense)	10,000	(888)
Net (loss)	$(169,442)	$(39,909)
Basic (Loss) Per Share	$(0.004)	$0.000
Weighted Average Common Shares
Outstanding	40,218,659	90,612,415

Net Income (Loss)	(169,442)	(39,909)
Foreign currency translation gain	38	-
Comprehensive income (Loss)	(169,404)	(39,909)

Basic (Loss) per common share	$(0.004)	$0.000
Weighted Average Common Shares
Outstanding	40,218,659	90,612,415

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Net (Loss)	$(169,442)	$(39,909)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Gain on debt settlement	(10,000)	(664)
Increase (Decrease) in accounts payable	(8,022)	36,994
Expenses paid on behalf of Company	6,406	-

Cash used in operating activities	(181,058)	(3,579)

Cash flows from financing activities:
Sale of common stock	286,989	-
Advances from related party	468,242	3,040

Net cash provided from financing activities	755,231	3,040

Net increase in cash	574,173	(539)
Foreign currency translation adjustment	38
Cash at beginning of period	-	539
Cash at end of period	$574,211	$-

Supplemental disclosure information:
Cash paid for taxes	$-	$-
Interest paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Number Of Common		Capital Paid in Excess		Accumulated Other
	Shares Issued	Common Stock	of Par Value	Stock Receivable	Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2013	207,400,500	$207,401	$(133,713)	$-	$-	$(198,040)	$(124,354)
Stock returned to the treasury	(183,739,875)	(183,740)	183,740				-
Capital contributions			131,154				131,154
Decrease in fair value of derivative			12,045				12,045
Net (Loss)	-	-	-	-	-	(39,909)	(39,909)

Balance at December 31, 2014	23,660,625	$23,661	$193,226	$-	$-	$(237,949)	$(21,062)

Common stock issued for cash	303,304,674	303,304	14,288	(30,603)	-		286,989
Expenses paid on behalf of Company			6,406				6,406
Net (Loss)	-	-	-	-	38	(169,442)	(169,404)
Balance at December 31, 2015	326,965,298	$326,965	$213,920	$(30,603)	$38	$(407,391)	$102,928

* reflects 9 for 1 forward split on May 13, 2014

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

New Asia Energy Inc (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc.) (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control, and management adopted a new business plan based on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.

On February 6, 2015 (the "Closing Date"), the Company entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446. The sales of Common Stock were made following the acquisition by Rock Capital Limited.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. At the Closing Date, Rock Capital Limited also acquired an additional 1,565,450 shares of Common Stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 76% of the issued and outstanding shares of Common Stock of the Company.

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

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the  preparation  of  the  financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company.  All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting  period.  The more  significant  estimates  and  assumptions  made by management  are valuation of equity  instruments,  depreciation  of property and equipment,  and deferred tax asset  valuation.  Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

CASH AND CASH EQUIVALENTS

For the Balance Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $574,211 as of December 31, 2015 and $0 and December 31, 2014.  At times such cash balances may be in excess of the FDIC limit of $250,000. As of December 31, 2015 and 2014, there is no cash equivalent.

CASH AND CASH EQUIVALENT

Cash and cash equivalents include cash on hand, deposits with banks, and investments that are highly liquid and have maturities of three months or less at the date of purchase.

EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) ASC Topic 260 regarding earnings  loss per share, which provides for calculation of "basic" and "diluted" earnings / loss per share.  Basic earnings loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

There were no potentially dilutive instruments outstanding during the interim period ended December 31, 2015 or the year ended December 31, 2014.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

NOTE 2 – Summary of Significant Accounting Policies (Continued)

INCOME TAXES

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2015, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  To date, the Company has not incurred any interest or tax penalties.

For federal tax purposes, the Company's 2012 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

FOREIGN CURRENCY

The Company headquarters is located in Singapore and the Company has operations in Singapore, however the functional and reporting currency is in U.S. dollars. Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables.  The Company places its cash equivalents with high credit quality financial institutions.  As of December 31, 2015 and 2014 there were no trade receivables.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments.  ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2015 and 2014, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

NOTE 2 – Summary of Significant Accounting Policies (Continued)

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS(CONTINUED)

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs.  Expenses are recognized when incurred.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

NOTE 2 – Summary of Significant Accounting Policies (Continued)

BASIC AND DILUTED NET (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the year ended December 31, 2015 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2015 and 2014.

REVENUE RECOGNITION

The Company is focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The Company does not expect to generate revenues until clinical trials of its proposed products are completed.  Once completed, revenues would be recognized as its technology is licensed or sold or its products become marketable.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2014 FASB issued Accounting Standards Update (ASU), ASU 2014-10 regarding development stage entities.  The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

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

The Company has chosen to adopt the ASU early for the Company's financial statements as of September 30, 2014.  The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

NOTE 2 – Summary of Significant Accounting Policies (Continued)

IMPACT OF NEW ACCOUNTING STANDARDS (CONTINUED)

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.  The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017.  The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $407,391 and $237,949 for the years ended December 31, 2015 and 2014 respectively, and Shareholders' Equity (Deficit) of approximately $102,928 and $21,062 at December 31, 2015 and 2014, respectively.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  While the Company's cash position may not be significant enough to support the Company's daily operations, Management intends to raise additional funds by way of equity and/or debt financing to fund operations.

OFFICER COMPENSATION

No officer or director has received any compensation from the Company, except for Mr. Capote who received $12.000 in year ended December 2015. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

LEGAL FEES

During the years ended December 31, 2015 and 2014 legal fees were incurred largely as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 3 – Capital Stock

At formation, the Company was authorized to issue 50,000,000 shares of $.001 par value common stock.

On April 10, 2014, the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder.

On May 13, 2014, the Company's Board of Directors, receiving the majority vote of the Company's shareholders, approved of: (a) increasing the aggregate number of authorized shares of Common Stock of the Company from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001 per share; (b) establishing a new class of shares by authorizing 1,000,000 shares of preferred stock, par value $0.10 per share ("Preferred Stock"), to have such preferences as the Directors of the Company may assign from time to time; and (c) a 9-for-1 forward stock split ("Forward Split") of the issued and outstanding shares of Common Stock of the Company. As a result of the Forward Split, the-then 23,044,500 issued and outstanding shares of Common Stock represented 207,400,500 post Forward Split shares, while fractional shares resulting from the Forward Split were rounded up to the next whole share.

On May 13, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001 per share, to two hundred fifty million (250,000,000) shares, par value $0.001 per share, and to authorize 1,000,000 shares of preferred stock, par value $0.10 per share, to have such preferences as the Directors of the Company may assign from time to time.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 3 – Capital Stock (continued)

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

On February 6, 2015 (the "Closing Date"), the Company entered into Stock Purchase Agreements (the "Agreement") with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446. The sales of Common Stock were made following the acquisition by Rock Capital Limited.

On the Closing Date, Rock Capital Limited acquired 14,250,000 shares of Common Stock of the Company, representing approximately 34.7% of the issued and outstanding shares of Common Stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. At the Closing Date, Rock Capital Limited also acquired an additional 1,565,450 shares of Common Stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of Common Stock of the Company. As a result of the foregoing, as of the Closing Date, Rock Capital Limited acquired Common Stock representing approximately 76% of the issued and outstanding shares of Common Stock of the Company.

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

•	Changing the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc.; and

•
Increasing the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares and to increase of the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the "Preferred Stock Increase").

On July 7, 2015, the Company filed the final Form 14C with the SEC.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 3 – Capital Stock (continued)

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances presently remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17th 2016, the Company repaid a total of $ 468,243 to Rock Capital Ltd.

On December 31, 2015, the Company went through a change of control of ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. The Company received $269,435 as of December 31, 2015. The remaining amount of $30,566 was received after the year end

The board of directors and shareholders holding a majority of the common stock of the Company approved the transactions described herein.

Note 4 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ending December 31,
	2015	2014
Net (loss) attributable to common stockholders	$(169,442)	$(39,909)
Basic weighted average outstanding shares of common stock	40,218,659	90,612,415
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of common stock	40,218,659	23,660,625
Net loss per share of common stock Basic and Diluted	(0.004)	(0.000)

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  The Company accounts for income taxes pursuant to ASC 740.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company follows FASB Statement Accounting Standards Codification No. 740, "Accounting for Income Taxes", which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	December 31	December 31
	2015	2014
Deferred tax assets:	$0	$0
Short Term	$0	$0
Long Term	$0	$0
Total Deferred Tax assets	$0	$0
Deferred tax liabilities:	$0	$0
Short Term	$0	$0
Long Term	$0	$0
Total Deferred tax liabilities	$0	$0
Total deferred tax assets	$0	$0
Net deferred tax liability	$0	$0

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2015		December 31, 2014
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred tax assets:
Net Operating Loss	$407,391	$157,375	$237,949	$91,920
Valuation Allowance	(407,391)	(157,375)	(237,949)	(91,920)
Total Deferred tax asset	-0-	-0-	-0-	-0-
Deferred tax liabilities:	-0-	-0-	-0-	-0-
Total Deferred liablities	-0-	-0-	-0-	-0-
Net deferred tax asset	$-0-	$-0-	$-0-	$-0-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2015 and December 31, 2014, the Company had approximately $407,391 and $237,949, respectively, in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $157,375and $91,920 resulting from the loss carry-forwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2015 and December 31, 2014 was approximately $65,455 and $15,417 respectively.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2015 and 2014

Note 5 -  Income Taxes (Continued)

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2015	2014
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate,

net of federal benefit	4.63%	4.63%
Net rate	38.63%	38.63%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2012, 2013, and 2014, although, the statute of limitations for the 2012 tax year will expire effective March 15, 2016. In evaluating the Company's provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances

Note 6 - Related Party Activity

During the year ended December 31, 2015, Rock Capital Limited, a related party advanced the Company $471,283. Total advances through December 31, 2015 were $471,283. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date in accordance with the Board Resolution approved on August 19, 2015, and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17th 2016, the Company repaid a total of $ 468,243 to Rock Capital Ltd.

The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and CTO of the Company in the amount of $12,000 and $0 for the periods ended December 31, 2015 and December 31, 2014, respectively .

Note 7 – Subsequent Events

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Ltd.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through the date of available issuance of these financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.