Form 10-Q
period 2016-03-31
NEW ASIA ENERGY INC.
filed 2016-05-23
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

March 31, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

NEW ASIA ENERGY, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)

33 Ubi Avenue 3 #07-58 Vertex Tower A Singapore	408868
(Address of principal executive offices)	(Zip code)
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

As of May 13, 2016, the Company had 326,965,299 shares of common stock issued and outstanding.

FORM 10-Q
NEW ASIA ENERGY, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to NEW ASIA ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

NEW ASIA ENERGY, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$92,782	$574,211
TOTAL ASSETS	$92,782	$574,211

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$11,491	$-
Advances from related parties	18,015	471,283

TOTAL LIABILITIES	29,506	471,283

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per shares; Authorized
10,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per shares; Authorized
500,000,000 shares; issued and outstanding 326,965,299 and
326,965,299 shares respectively	326,965	326,965
Capital paid in excess of par value	213,919	213,919
Stock subscriptions receivable	-	(30,603)
Accumulated comprehensive income	9	38
Accumulated deficit	(477,617)	(407,391)

TOTAL SHAREHOLDERS' EQUITY	63,276	102,928

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$92,782	$574,211

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	3 Month	3 Month
	Ended	Ended
	March 31,	March 31,
	2016	2015

Revenue	$-	$-
General and administrative expenses
Accounting	4,725	6,197
Contract labor	9,873	-
Fees	1,666	-
Legal fees	27,040	34,017
Office	18,546	1,412
Rent	1,770	-
Salaries	3,800	-
Stock transfer fees	1,323	816
Travel	1,483	-
Total expenses	70,226	42,442
(Loss) from operations	(70,226)	(42,442)

Net (loss)	$(70,226)	$(42,442)
Basic (Loss) Per Share	$0.000	$(0.001)

Weighted Average Common Shares
Outstanding	326,965,298	33,998,376
Net Income (Loss)	$(70,226)	$(42,442)

Foreign currency translation gain	9	-
Comprehensive income (Loss)	(70,217)	(42,442)
Basic (Loss) per common share	$0.000	$(0.001)
Weighted Average Common Shares
Outstanding	326,965,298	33,998,376

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	3 Month	3 Month
	Ended	Ended
	March 31,	March 31,
	2016	2015

Net (Loss)	$(70,226)	$(42,442)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:
Increase in accounts payable	11,491	3,773

Cash used in operating activities	(58,735)	(38,669)

Cash flows from financing activities:
Sale of common stock	30,603	17,554
Payments made to related parties	(468,243)
Advances from related party	14,975	21,115

Net cash provided by (used in) financing activities	(422,665)	38,669

Net decrease in cash	(481,400)	-
Loss on foreign currency translation	(29)
Cash at beginning of period	574,211	-
Cash at end of period	$92,782	$-

Supplemental disclosure information:
Cash paid for taxes	$-	$-
Interest paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION AND BASIS OF PRESENTATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc.) (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control as a result of 76% of the then issued and outstanding shares of common stock of the Company being acquired by Rock Capital Limited (wholly owned by Lin Kok Peng, Ph.D.)  and management adopting a new business plan based on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.   On December 31, 2015, the Company went through a change of control in ownership (but not a change of control in management) when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares, representing 51.38% of the issued and outstanding common stock of the Company), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Da Technology Development Limited (27,297,224 shares), Million Leader HK Limited (27,297,224 shares), and Jun Wei Kang Biotechnology Ltd ("JWK") (10,000,000 shares) and (ii) Rock Capital Limited sold 14,250,000 of its 31,328,700 shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. Current management consists of Lin Kok Peng, PhD, who serves as the Company's Chief Executive Officer, Chief Financial Officer, and Chairman of the Board as well as a director, Jose Capote, who serves as the Company's Chief Technical Officer and Secretary, and Allister Lim Wee Sing, who serves as a director of the Company.

Pursuant to a Memorandum of Understanding ("MOU") dated November 20, 2015, between the Company and JWK, which is a company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol "SEEQ:206322", the parties agreed to evaluate the potential for the Company to (i) develop, install and operate renewable energy facilities at JWK's cultivation, production and R&D facilities in Jilin Province, China, and (ii) supply renewable energy to JWK's facilities under "take-or-pay," Build-Own-Operate or Build-Own-Operate-and Transfer contractual vehicles, in order to reduce the carbon footprint of the JWK facilities, offset the use of fossil fuels and potentially provide some cost savings to JWK. JWK owns and operates extensive facilities for the cultivation, harvesting, processing, production, distribution and sale of value-added ginseng and other related products that enhance and promote healthy living. JWK has over 5,000 square meters of office and laboratory space and research and development facilities, processing and production plants and over 50 retail stores located throughout China. Jilin Province provides over 85% of the Ginseng raw feedstocks produced in China and 70% of the ginseng raw feedstocks produced world-wide and JWK is a leading provider of Ginseng value-added products in Jilin Province and throughout China. Through its cultivation, harvesting and processing activities, JWK has access to agricultural wastes and other by-products of production that are expected to be excellent sources of feedstock for these renewable energy facilities. The Company is currently evaluating the potential for the development of these projects.

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 - Summary Significant Accounting Policies

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

UNAUDITED FINANCIAL INFORMATION

The interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENT

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents.  The Company had a cash balance of $92,782 at March 31, 2016 and $574,211 as of December 31, 2015.  At times such cash balances may be in excess of the FDIC limit of $250,000. As of March 31, 2016 and December 31, 2015, there is no cash equivalent.

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

There were no potentially dilutive instruments outstanding during the interim period ended March 31, 2016 or the year ended December 31, 2015.

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 - Summary Significant Accounting Policies (Continued)

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

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 - Summary Significant Accounting Policies (Continued)

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

REVENUE RECOGNITION

The Company is focused on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.  The Company does not expect to generate revenues until projects under development are realized.  Once completed, revenues would be recognized as projects accrue revenues from tipping fees and/or the sale of renewable energy.

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

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the three-month period ended March 31, 2016 and the year ended December 31, 2015 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net (loss) per share were the same as of March 31, 2016 and December 31, 2015.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $477,617 and $407,391 for the three-month period ended March 31, 2016 and the year ended December 31, 2015 respectively, and Shareholders' Equity of approximately $63,276 and $102,928 at March 31, 2016 and December 31, 2015 respectively.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  While the Company's cash position may not be significant enough to support the Company's daily operations, Management intends to raise additional funds by way of equity and/or debt financing to fund operations.

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 - Summary Significant Accounting Policies (Continued)

OFFICER COMPENSATION

No officer or director has received any compensation from the Company, except for Mr. Capote who received $4,500 and $-0- through March 31, 2016 and 2015 respectively. Aside from the retainer paid to Mr. Capote, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

LEGAL FEES

During the three-month period ended March 31, 2016 and 2015 legal fees were incurred largely as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission.

Note 3 – Impact of New Accounting Standards

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

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 4 – Capital Stock

The Company's Articles of Incorporation, as amended, currently authorize the issuance of 500,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"), and 10,000,000 shares of preferred stock, par value of $0.10 per share ("Preferred Stock"), to have such classes and preferences as the Board of Directors may determine from time to time. As of December 31, 2015 and March 31, 2016, we had 326,965,299 shares of our Common Stock issued and outstanding.  As of December 31, 2015 and March 31, 2016, we had no shares of our Preferred Stock issued and outstanding.

At formation, the Company authorized to issue 50,000,000 shares of $.001 par value common stock. On May 13, 2014, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Colorado to increase the authorized number of shares of Common Stock from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001 per share.

On May 13, 2014, the Company's Board of Directors, receiving the majority vote of the Company's shareholders and, approved: (a) an increase in the aggregate number of authorized shares of Common Stock of the Company from fifty million (50,000,000) shares, par value $0.001 per share, to two hundred fifty million (250,000,000) shares, par value $0.001 per share; and (b) a 9-for-1 forward stock split ("Forward Split") of the issued and outstanding shares of Common Stock of the Company.

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

NEW ASIA ENERGY, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 4 – Capital Stock (Continued)

On December 31, 2015, the Company went through a change of control in ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. The Company received $269,435 as of December 31, 2015. The remaining amount of $30,566 was received after the year end. From January 1, 2016 through March 31, 2016, the Company did not issue any Common Stock or Preferred Stock.

Note 5 - Related Party Activity

The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and CTO of the Company in the amount of $ 4,500 and $0 for the periods ended March 31, 2016 and March 31, 2015, respectively.

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

Note 6 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

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

Results of Operations
Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended March 31, 2016, were $70,226. This compares with operating expenses for the three-month period ended March 31, 2015, were $42,442. The major components of general and administrative expenses include office, rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The material increase in such expense in the first quarter of 2016 were related to increased legal and accounting fees in connection with our change in control and the subsequent implementation of our new business plans.

As a result of the foregoing, we had a net loss of $70,226 for the three month period ended March 31, 2016. This compares with a net loss for the three-month period ended March 31, 2015 of $42,442.

Since February 2015, after the change in control, the Company has been focusing on the development of "pure play" renewable/alternative/distributed energy technology solutions and wastes to resources and energy platforms. Our business model incorporates two synergistic and mutually aligned approaches:

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

We expect that we will need to raise additional funds to support the development expansion of our business model, including the acquisition of proprietary technologies, working capital to support the implementation of new projects, or for the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to undertake some near-term acquisitions that would result in the generation of revenues, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder(s) and other fund-raising measures that the Company deems appropriate.

Pursuant to a Memorandum of Understanding ("MOU") dated November 20, 2015, between the Company and JWK, which is a company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol "SEEQ:206322", the parties agreed to evaluate the potential for the Company to (i) develop, install and operate renewable energy facilities at JWK's cultivation, production and R&D facilities in Jilin Province, China, and (ii) supply renewable energy to JWK's facilities under "take-or-pay," Build-Own-Operate or Build-Own-Operate-and Transfer contractual vehicles, in order to reduce the carbon footprint of the JWK facilities, offset the use of fossil fuels and potentially provide some cost savings to JWK. JWK owns and operates extensive facilities for the cultivation, harvesting, processing, production, distribution and sale of value-added ginseng and other related products that enhance and promote healthy living. JWK has over 5,000 square meters of office and laboratory space and research and development facilities, processing and production plants and over 50 retail stores located throughout China. Jilin Province provides over 85% of the Ginseng raw feedstocks produced in China and 70% of the ginseng raw feedstocks produced world-wide and JWK is a leading provider of Ginseng value-added products in Jilin Province and throughout China. Through its cultivation, harvesting and processing activities, JWK has access to agricultural wastes and other by-products of production that are expected to be excellent sources of feedstock for these renewable energy facilities. The Company is currently evaluating the potential for the development of these projects.

Liquidity and Capital Resources.

As of March 31, 2016, we had cash or cash equivalents of $92,782 and as of December 31, 2015, we had cash or cash equivalents of $574,211.

We had net cash used for operating activities of $58,735 for the three month period ended March 31, 2016.  We had net cash used for operating activities of $38,669 for the three month period ended March 31, 2015. The change resulted from our increased net loss during the period.

Cash flows used in financing activities were $422,665 during the three-month period ended March 31, 2016. Cash flows from financing activities were $38,669 during the three month period ended March 31, 2015.  These cash flows were related to the repayment of advances made by Rock Capital Ltd (our previous principal shareholder) and company operations in the implementation of our business plan after the change in control.

Over the next twelve months we expect to use approximately $ 350,000 for working capital to develop operations in accordance with our new Business Model.

Our principal source of liquidity will initially be from advances provided by our principal shareholders, Rong Yi Rong (Beijing) Asset Management Limited and Rock Capital Limited.

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

Future Financings
We will continue to rely on advances from our principal shareholder(s) as well as from other sources of financing, including Private Placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description	Filing

3.1	Articles of Incorporation	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

3.2	Articles of Amendment	Filed with the SEC on July 31, 2015 as Exhibit 3.1 to a Form 8-K.

3.3	Bylaws	Filed with the SEC on May 18, 2009 as part of our Registration Statement on Form S-1.

31.1	Certification of CEO pursuant to Sec. 302	Filed herewith.

31.2	Certification of CFO pursuant to Sec. 302	Filed herewith.

32.1	Certification of CEO pursuant to Sec. 906	Filed herewith.

32.2	Certification of CFO pursuant to Sec. 906	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA ENERGY, INC.

Date: May 23, 2016	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)