Form 10-Q
period 2016-06-30
NEW ASIA ENERGY INC.
filed 2016-08-22
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

June 30, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171
NEW ASIA ENERGY, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)
60 Paya Lebar Road 12-08 Paya Lebar Square Singapore	409051
(Address of principal executive offices)	(Zip code)
+65-6820-8885
(Registrant's telephone number, including area code)

33 Ubi Avenue 3 #07-58 Vertex Tower A Singapore 408868
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 15, 2016, the Company had 326,965,299 shares of common stock issued and outstanding.

FORM 10-Q
NEW ASIA ENERGY, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," "NAEI," or "Company" refer to NEW ASIA ENERGY, INC.
ITEM 1. FINANCIAL STATEMENTS

NEW ASIA ENERGY, INC.
BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	December 31,
	2016	2015
Current Assets
Cash	$55,100	$574,211
Prepaid expenses	1,500	-
TOTAL ASSETS	$56,600	$574,211

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities
Accounts payable	$4,333	$-
Advances from related parties	21,461	471,283
TOTAL LIABILITIES	25,794	471,283
SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
10,000,000 shares; issued and outstanding -0- shares.	-	-
Common Stock, par value $.001 per share; Authorized
500,000,000 shares; issued and outstanding 326,965,299 and 326,965,299 shares respectively	326,965	326,965
Additional paid in capital	213,919	213,919
Stock subscriptions receivable	-	(30,603)
Accumulated comprehensive income (loss)	(16)	38
Accumulated deficit	(510,062)	(407,391)
TOTAL SHAREHOLDERS' EQUITY	30,806	102,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,600	$574,211

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30 2016	Three Months Ended June 30 2015	Six Months Ended June 30 2016	Six Months Ended June 30 2015
Revenue	$-	$-	$-	$-
Operating expenses
Accounting	5,125	750	9,850	6,947
Contract labor	6,900	3,000	16,773	3,000
Fees	100	10,000	1,661	10,000
Legal fees	7,806	18,370	24,571	52,387
Office	14,570	3,041	33,115	4,006
Rent	3,466	10,340	5,237	10,787
Salaries	-	3,289	3,800	3,289
Stock transfer fees	1,072	917	1,936	1,733
Travel	4,245	13,587	5,728	13,587
Total operating expenses	43,284	63,294	102,671	105,736
Loss from operations	(43,284)	(63,294)	(102,671)	(105,736)

Other income
Debt release	-	10,000	-	10,000
Total other income	-	10,000	-	10,000

Net loss	$(43,284)	$(53,294)	$(102,671)	$(95,736)

Foreign currency translation loss	(25)	-	(16)	-
Total Comprehensive loss	(43,309)	(53,294)	(102,687)	(95,736)
Basic and Diluted Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding- Basic and Diluted	326,965,299	41,215,297	326,965,299	37,626,773

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30 2016	Six Months Ended June 30 2015
Net loss	$(102,671)	$(95,736)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by shareholder	-	6,406
(Increase) in prepaid expenses	(1,500)
Increase (Decrease) in accounts payable	4,333	(4,403)
Cash used in operating activities	(99,838)	(93,733)

Cash flows from financing activities:
Sale of common stock	30,603	17,554
Payments made to related parties	(468,243)	-
Advances from related party	18,421	76,179
Net cash provided by (used in) financing activities	(419,219)	93,733

Loss on foreign exchange translation	(54)	-

Net decrease in cash	(519,111)	-
Cash at beginning of period	574,211	-
Cash at end of period	$55,100	$-

Supplemental disclosure information:
Cash paid for taxes	$-	$-
Interest paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

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

On June 16, 2016, Rong Yi Rong (Beijing) Asset Management Limited re-sold in a private transaction a total of 50,056,400 shares of Company Common stock that it owned to 12 individual Foreign National Shareholders and currently retains a total of 117,938,950 shares of common stock representing approximately 36% of the issued and outstanding common stock of the Company. On July 6, 2016, Beijing Run Zheng Da Technology Development Limited re-sold in a private transaction a total of 3,475,500 shares of Company common stock that it owned to 13 individual Foreign National shareholders. Beijing Run Zheng Da Technology Development currently retains a total of 23,821,724 shares of Company common stock representing approximately 7.3% of the issued and outstanding common stock of the Company.

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 2 - Summary Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements.  The unaudited interim financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BASIS OF PRESENTATION

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has reoccurring losses and  an accumulated deficit of $510,062 and $407,391 for the six-month period ended June 30, 2016 and the year ended December 31, 2015 respectively.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  While the Company's cash position may not be significant enough to support the Company's daily operations, Management intends to raise additional funds by way of advances from shareholders, equity and/or debt financing to fund operations.

OFFICER COMPENSATION

No officer or director has received any compensation from the Company, except for Mr. Capote who received $9,000 and $12,000 through June 30, 2016 and December 31, 2015 respectively. Aside from the retainer paid to Mr. Capote, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2016

Note 3 – Capital Stock

The Company's Articles of Incorporation, as amended, currently authorize the issuance of 500,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"), and 10,000,000 shares of preferred stock, par value of $0.10 per share ("Preferred Stock"), to have such classes and preferences as the Board of Directors may determine from time to time. As of December 31, 2015 and June 30, 2016, we had 326,965,299 shares of our Common Stock issued and outstanding.  As of December 31, 2015 and June 30, 2016, we had no shares of our Preferred Stock issued and outstanding.

On December 31, 2015, the Company went through a change of control in ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. The Company received $269,435 as of December 31, 2015. The remaining amount of $30,603 was received after the year end. From January 1, 2016 through June 30, 2016, the Company did not issue any Common Stock or Preferred Stock.

On June 16, 2016, Rong Yi Rong (Beijing) Asset Management Limited re-sold in a private transaction a total of 50,056,400 shares of Company common stock that it owned to 12 individual Foreign National Shareholders and currently retains a total of 117,938,950 shares of common stock representing approximately 36% of the issued and outstanding common stock of the Company. On July 6th, 2016 Beijing Run Zheng Da Technology Development Limited re-sold in a private transaction a total of 3,475,500 shares of Company common stock that it owned to 13 individual Foreign National shareholders. Beijing Run Zheng Da Technology Development currently retains a total of 23,821,724 shares of Company common stock representing approximately 7.3% of the issued and outstanding common stock of the Company.

Note 4 - Related Party Activity

The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and CTO of the Company in the amount of $9,000 and $12,000 for the periods ended June 30, 2016 and 2015, respectively.

The Company receives advances from related parties (Rock Capital Ltd and/or Rong Yi Rong) to assist in operations. During the period ended June 30, 2016 the Company received $18,421 from Rock Capital Ltd. At June 30, 2016 the balance due to related parties from these advances is $21,461. These advances are unsecured, due on demand and non-interest bearing.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $10,624 and-0- for the three month and six month periods ended June 30, 2016 and 2015, respectively.

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2016

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Ltd. As of June 30, 2016 there is no balance due Rock Capital Ltd. related to this note.

Note 5 – Litigation

On June 9, 2016, Sharon Morrison and Morrison Enterprises ("Plaintiffs") filed a lawsuit ("Complaint") in the Circuit Court Of The Seventeenth Judicial Circuit In And For Broward County, Florida, naming Univest Tech Inc. (now known as New Asia Energy Inc. ("NAEI"), which is the Company's current name) as a defendant as well as naming other defendants (including, but not limited to, Manminderjit ("Manny") Singh, Esq.,  a Florida attorney, Luke Zouvas, Esq., a California attorney, and Zouvas Law Group, P.C. ("ZLG"), which is the law practice corporation owned by Mr. Zouvas) (collectively, "Defendants").  According to the Complaint, on March 24, 2014, (prior to the change in control by the present management that took place on February 6, 2015), Manny Singh, Esq., allegedly emailed Ms. Morrison offering to sell her 5,000 shares in an investment opportunity he called "Chino Valley Arizona."  Allegedly, Ms. Morrison wired $10,000 in U.S. funds the next day to Luke Zouvas, Esq.'s trust account maintained by ZLG.  The wire instructions stated "For Chino Valley Arizona 5000.00 Shares."  On September 10, 2014, Ms. Morrison allegedly received an email from an employee of ZLG that had attached to it a September 9, 2014, letter signed by Manny Sing, Esq., transmitting a Stock Purchase Agreement that offered to sell Ms. Morrison, personally, 10,000 shares of Univest Tech Inc. (now NAEI) through a private resale of shares of capital stock purportedly held by Sandman Holdings Corp. which allegedly was a record or beneficial owner of Univest Tech, Inc., (now NAEI) stock at the time.  Plaintiffs allege that they did not sign the Stock Purchase Agreement with Sandman Holdings Corp. and did not receive any shares of the capital stock of Univest Tech, Inc., (now NAEI).  Plaintiffs are seeking $10,000 U.S. in damages from Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq., related to the Chino Valley Investment Opportunity based on various causes of action solely alleged against Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq.  Although Plaintiffs have named Univest Tech, Inc., (now NAEI) as a party-defendant in the Complaint, the Plaintiffs have not alleged any causes of action against Univest Tech, Inc., (now NAEI) for damages or to enforce or set aside the unsigned Stock Purchase Agreement for Sandman Holdings' stock in Univest Tech, Inc., (now NAEI).  Because Univest Tech, Inc., (now NAEI) has only been named in the lawsuit without seeking any damages from the Company, an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.  Although, if Plaintiffs amended the Complaint to state a cause of action for damages against Univest Tech, Inc., (now NAEI), then, based on the Plaintiffs' present allegations, such a claim for damages would be for the same $10,000 U.S. in damage Plaintiffs are seeking against Defendants Manny Sing, Esq., ZLG, and Luke Zouvas, Esq.  Based on the allegations of the Complaint, the Company is of the opinion that it should not have been named as a party-defendant to the proceedings just as Jaitegh Singh, Esq. (Manny Singh's son and the Company's principal shareholder in 2014) was not named as a party-defendant.  There are no allegations that the Company was involved in offering or selling (i) the Chino Valley Investment Opportunity, (ii) the Stock Purchase Agreement with Sandman Holdings Corp. (which is not named as a party-defendant) or (iii) any other shares of the Company.  Therefore, the Company has enlisted Florida counsel to obtain the dismissal of the Complaint against the Company.  Florida counsel has advised the Company about the substantive analysis provided in this disclosure. The Company intends to vigorously defend itself in the litigation. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense or whether any additional similar suits will be filed by Plaintiffs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

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

Results of Operations

Three Months Ended June 30, 2016

We had no revenue for the three months ended June 30, 2016, or for the same period ended June 30, 2015.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended June 30, 2016, were $43,284. This compares with operating expenses for the three-month period ended June 30, 2015, were $63,294. The major components of general and administrative expenses include office, rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The decrease in such expense in the second quarter of 2016 were related to decreased travel, rental, legal and accounting fees in connection with our implementation of our business plans.  As a result of the foregoing, we had a net loss of $43,284 for the three-month period ended June 30, 2016. This compares with a net loss for the three-month period ended June 30, 2015 of $53,294.

Six Months Ended June 30, 2016

We had no revenue for the six months ended June 30, 2016, or for the same period ended June 30, 2015.

Operating expenses, which consisted solely of general and administrative expenses for the six-month period ended June 30, 2016, were $102,671. This compares with operating expenses for the six-month period ended June 30, 2015, were $105,736. The major components of general and administrative expenses include office, rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. As a result of the foregoing, we had a net loss of $102,671 for the six-month period ended June 30, 2016. This compares with a net loss for the six-month period ended June 30, 2015 of $95,736.

Since February 2015, after the first change in control, the Company has been focusing on the development of "pure play" renewable/alternative/distributed energy technology solutions and wastes to resources and energy platforms. Our business model incorporates two synergistic and mutually aligned approaches:

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

Liquidity and Capital Resources.

As of June 30, 2016, we had cash or cash equivalents of $55,100 and as of December 31, 2015, we had cash or cash equivalents of $574,211.

We had net cash used in operating activities of $99,838 for the six-month period ended June 30, 2016.  We had net cash used in operating activities of $93,733 for the six-month period ended June 30, 2015.

Cash flows used in financing activities were $(419,219) during the six-month period ended June 30, 2016. Cash flows from financing activities were $93,733 during the six period ended June 30, 2015.  These cash flows were related to the repayment of advances made by Rock Capital Ltd (our previous principal shareholder) and company operations in the implementation of our business plan after the change in control.

Over the next twelve months we expect to use approximately $350,000 for working capital to develop operations in accordance with our new Business Model.

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
Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed immediately below, as of June 30, 2016, we knew of no material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. As of June 30, 2016, there were no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, was an adverse party or has a material interest adverse to our interest.

On June 9, 2016, Sharon Morrison and Morrison Enterprises ("Plaintiffs") filed a lawsuit ("Complaint") in the Circuit Court Of The Seventeenth Judicial Circuit In And For Broward County, Florida, naming Univest Tech Inc. (now known as New Asia Energy Inc. ("NAEI"), which is the Company's current name) as a defendant as well as naming other defendants (including, but not limited to, Manminderjit ("Manny") Singh, Esq.,  a Florida attorney, Luke Zouvas, Esq., a California attorney, and Zouvas Law Group, P.C. ("ZLG"), which is the law practice corporation owned by Mr. Zouvas) (collectively, "Defendants").  According to the Complaint, on March 24, 2014, (prior to the change in control by the present management that took place on February 6, 2015), Manny Singh, Esq., allegedly emailed Ms. Morrison offering to sell her 5,000 shares in an investment opportunity he called "Chino Valley Arizona."  Allegedly, Ms. Morrison wired $10,000 in U.S. funds the next day to Luke Zouvas, Esq.'s trust account maintained by ZLG.  The wire instructions stated "For Chino Valley Arizona 5000.00 Shares."  On September 10, 2014, Ms. Morrison allegedly received an email from an employee of ZLG that had attached to it a September 9, 2014, letter signed by Manny Sing, Esq., transmitting a Stock Purchase Agreement that offered to sell Ms. Morrison, personally, 10,000 shares of Univest Tech Inc. (now NAEI) through a private resale of shares of capital stock purportedly held by Sandman Holdings Corp. which allegedly was a record or beneficial owner of Univest Tech, Inc., (now NAEI) stock at the time.  Plaintiffs allege that they did not sign the Stock Purchase Agreement with Sandman Holdings Corp. and did not receive any shares of the capital stock of Univest Tech, Inc., (now NAEI).  Plaintiffs are seeking $10,000 U.S. in damages from Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq., related to the Chino Valley Investment Opportunity based on various causes of action solely alleged against Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq.  Although Plaintiffs have named Univest Tech, Inc., (now NAEI) as a party-defendant in the Complaint, the Plaintiffs have not alleged any causes of action against Univest Tech, Inc., (now NAEI) for damages or to enforce or set aside the unsigned Stock Purchase Agreement for Sandman Holdings' stock in Univest Tech, Inc., (now NAEI).  Because Univest Tech, Inc., (now NAEI) has only been named in the lawsuit without seeking any damages from the Company, an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.  Although, if Plaintiffs amended the Complaint to state a cause of action for damages against Univest Tech, Inc., (now NAEI), then, based on the Plaintiffs' present allegations, such a claim for damages would be for the same $10,000 U.S. in damage Plaintiffs are seeking against Defendants Manny Sing, Esq., ZLG, and Luke Zouvas, Esq.  Based on the allegations of the Complaint, the Company is of the opinion that it should not have been named as a party-defendant to the proceedings just as Jaitegh Singh, Esq. (Manny Singh's son and the Company's principal shareholder in 2014) was not named as a party-defendant.  There are no allegations that the Company was involved in offering or selling (i) the Chino Valley Investment Opportunity, (ii) the Stock Purchase Agreement with Sandman Holdings Corp. (which is not named as a party-defendant) or (iii) any other shares of the Company.  Therefore, the Company has enlisted Florida counsel to obtain the dismissal of the Complaint against the Company.  Florida counsel has advised the Company about the substantive analysis provided in this disclosure. The Company intends to vigorously defend itself in the litigation. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense or whether any additional similar suits will be filed by Plaintiffs.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

Change in Registrant's Certifying Accountant

On May 23, 2016, Anton & Chia, LLP ("Anton & Chia") tendered its resignation as the independent registered public accounting firm of the Company.  Anton & Chia's resignation as the Company's independent auditors followed the Company's determination to engage another independent auditing firm.  On May 27, 2016, the Company's Board of Directors appointed MaloneBailey LLP as the Company's new independent registered accounting firm.

Legal Proceedings

On July 22nd the Company was served the following Complaint: June 9, 2016, Sharon Morrison and Morrison Enterprises ("Plaintiffs") filed a lawsuit ("Complaint") in the Circuit Court Of The Seventeenth Judicial Circuit In And For Broward County, Florida, naming Univest Tech Inc. (now known as New Asia Energy Inc. ("NAEI"), which is the Company's current name) as a defendant as well as naming other defendants (including, but not limited to, Manminderjit ("Manny") Singh, Esq.,  a Florida attorney, Luke Zouvas, Esq., a California attorney, and Zouvas Law Group, P.C. ("ZLG"), which is the law practice corporation owned by Mr. Zouvas) (collectively, "Defendants").  According to the Complaint, on March 24, 2014, (prior to the change in control by the present management that took place on February 6, 2015), Manny Singh, Esq., allegedly emailed Ms. Morrison offering to sell her 5,000 shares in an investment opportunity he called "Chino Valley Arizona."  Allegedly, Ms. Morrison wired $10,000 in U.S. funds the next day to Luke Zouvas, Esq.'s trust account maintained by ZLG.  The wire instructions stated "For Chino Valley Arizona 5000.00 Shares."  On September 10, 2014, Ms. Morrison allegedly received an email from an employee of ZLG that had attached to it a September 9, 2014, letter signed by Manny Sing, Esq., transmitting a Stock Purchase Agreement that offered to sell Ms. Morrison, personally, 10,000 shares of Univest Tech Inc. (now NAEI) through a private resale of shares of capital stock purportedly held by Sandman Holdings Corp. which allegedly was a record or beneficial owner of Univest Tech, Inc., (now NAEI) stock at the time.  Plaintiffs allege that they did not sign the Stock Purchase Agreement with Sandman Holdings Corp. and did not receive any shares of the capital stock of Univest Tech, Inc., (now NAEI).  Plaintiffs are seeking $10,000 U.S. in damages from Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq., related to the Chino Valley Investment Opportunity based on various causes of action solely alleged against Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq.  Although Plaintiffs have named Univest Tech, Inc., (now NAEI) as a party-defendant in the Complaint, the Plaintiffs have not alleged any causes of action against Univest Tech, Inc., (now NAEI) for damages or to enforce or set aside the unsigned Stock Purchase Agreement for Sandman Holdings' stock in Univest Tech, Inc., (now NAEI).  Because Univest Tech, Inc., (now NAEI) has only been named in the lawsuit without seeking any damages from the Company, an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time.  Although, if Plaintiffs amended the Complaint to state a cause of action for damages against Univest Tech, Inc., (now NAEI), then, based on the Plaintiffs' present allegations, such a claim for damages would be for the same $10,000 U.S. in damage Plaintiffs are seeking against Defendants Manny Sing, Esq., ZLG, and Luke Zouvas, Esq.  Based on the allegations of the Complaint, the Company is of the opinion that it should not have been named as a party-defendant to the proceedings just as Jaitegh Singh, Esq. (Manny Singh's son and the Company's principal shareholder in 2014) was not named as a party-defendant.  There are no allegations that the Company was involved in offering or selling (i) the Chino Valley Investment Opportunity, (ii) the Stock Purchase Agreement with Sandman Holdings Corp. (which is not named as a party-defendant) or (iii) any other shares of the Company.  Therefore, the Company has enlisted Florida counsel to obtain the dismissal of the Complaint against the Company.  Florida counsel has advised the Company about the substantive analysis provided in this disclosure. The Company intends to vigorously defend itself in the litigation. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense or whether any additional similar suits will be filed by Plaintiffs.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW ASIA ENERGY, INC.

Date: August 22, 2016	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)