Form 10-Q
period 2016-09-30
NEW ASIA ENERGY INC.
filed 2016-11-14
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended

September 30, 2016

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

As of November 14, 2016, the Company had 326,965,299 shares of common stock issued and outstanding.

FORM 10-Q
NEW ASIA ENERGY, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," "NAEI," or "Company" refer to NEW ASIA ENERGY, INC.
ITEM 1. FINANCIAL STATEMENTS

NEW ASIA ENERGY, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
Current Assets

Cash	$47,569	$574,211
Prepaid expenses	4,000	-
TOTAL ASSETS	$51,569	$574,211

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

Current liabilities
Accounts payable	$2,859	$-
Advances from related parties	51,461	471,283

TOTAL LIABILITIES	54,320	471,283
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares	-	-
Common Stock, par value $.001 per share; Authorized 500,000,000 shares; issued and outstanding 326,965,299 and 326,965,299 shares respectively	326,965	326,965
Capital paid in excess of par value	213,919	213,919
Stock subscriptions receivable	-	(30,603)
Accumulated comprehensive income (loss)	(238)	38
Accumulated deficit	(543,397)	(407,391)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,751)	102,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$51,569	$574,211

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenue	$-	$-	$-	$-
General and administrative expenses
Accounting	3,075	2,415	12,925	9,362
Contract labor	8,400	11,429	25,173	14,429
Fees	822	500	2,483	10,500
Legal fees	3,290	6,644	27,861	59,031
Office	11,320	7,801	44,435	12,457
Rent	565	4,709	5,802	14,846
Salaries	-	-	3,800	3,289
Stock transfer fees	1,239	2,531	3,175	4,264
Travel	4,624	-	10,352	13,587
Total operating expenses	33,335	36,029	136,006	141,765
Loss from operations	(33,335)	(36,029)	(136,006)	(141,765)
Other income
Debt release	-	-	-	10,000
Total other income	-	-	-	10,000
Net loss	$(33,335)	$(36,029)	$(136,006)	$(131,765)

Foreign currency translation loss	(260)	(1,455)	(276)	(1,455)
Total Comprehensive loss	(33,595)	(37,484)	(136,282)	(133,220)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares
Outstanding – Basic and Diluted	326,965,299	41,215,297	326,965,299	38,836,092

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Loss	$(136,006)	$(131,765)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by shareholder	-	6,406
(Increase) in prepaid expenses	(4,000)	-
Increase (decrease) in accounts payable	2,859	(16,520)
Cash used in operating activities	(137,147)	(141,879)

Cash flows from financing activities:
Proceeds from sale of common stock	30,603	17,554
Payments made to related parties	(468,243)	-
Advances from related party	48,421	468,243
Net cash provided from (used in) financing activities	(389,219)	485,797

Gain (loss) on foreign exchange translation	(276)	(1,455)

Net increase (decrease) in cash	(526,642)	342,463
Cash at beginning of period	574,211	-
Cash at end of period	$47,569	$342,463

Supplemental disclosure information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

On June 16, 2016, Rong Yi Rong (Beijing) Asset Management Limited re-sold in a private transaction a total of 50,056,400 shares of Company Common stock that it owned to 12 individual Foreign National Shareholders. On August 22, 2016, Rong Yi Rong (Beijing) Asset Management Limited re-sold in a private transaction a total of 34,282,340 shares of Company Common stock that it owned to 11 individual Foreign National Shareholders. Rong Yi Rong (Beijing) Asset Management Limited currently retains a total of 83,665,610 shares of common stock representing approximately 26% of the issued and outstanding common stock of the Company.

On July 6, 2016, Beijing Run Zheng Da Technology Development Limited re-sold in a private transaction a total of 3,475,500 shares of Company common stock that it owned to 13 individual Foreign National shareholders. On October 10, 2016, Beijing Run Zheng Da Technology Development Limited re-sold in a private transaction a total of 3,773,500 shares of Company common stock that it owned to 10 individual Foreign National shareholders. Beijing Run Zheng Da Technology Development currently retains a total of 20,048,224 shares of Company common stock representing approximately 6% of the issued and outstanding common stock of the Company.

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has reoccurring losses and an accumulated deficit of $543,397 and $407,391 for the nine-month period ended September 30, 2016 and the year ended December 31, 2015 respectively.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  While the Company's cash position may not be significant enough to support the Company's daily operations, Management intends to raise additional funds by way of advances from shareholders, equity and/or debt financing to fund operations.

OFFICER COMPENSATION

No officer or director has received any compensation from the Company, except for Mr. Capote who received $13,500 and $12,000 through September 30, 2016 and December 31, 2015 respectively. Aside from the retainer paid to Mr. Capote, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 3 – Capital Stock

The Company's Articles of Incorporation, as amended, currently authorize the issuance of 500,000,000 shares of common stock, par value of $0.001 per share ("Common Stock"), and 10,000,000 shares of preferred stock, par value of $0.10 per share ("Preferred Stock"), to have such classes and preferences as the Board of Directors may determine from time to time. As of December 31, 2015 and September 30, 2016, we had 326,965,299 shares of our Common Stock issued and outstanding.  As of December 31, 2015 and September 30, 2016, we had no shares of our Preferred Stock issued and outstanding.

On December 31, 2015, the Company went through a change of control in ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. The Company received $269,435 as of December 31, 2015. The remaining amount of $30,603 was received after the year end. From January 1, 2016 through September 30, 2016, the Company did not issue any Common Stock or Preferred Stock.

On June 16, 2016, Rong Yi Rong (Beijing) Asset Management Limited re-sold in a private transaction a total of 50,056,400 shares of Company Common stock that it owned to 12 individual Foreign National Shareholders. On August 22, 2016, Rong Yi Rong (Beijing) Asset Management Limited re-sold in a private transaction a total of 34,282,340 shares of Company Common stock that it owned to 11 individual Foreign National Shareholders. Rong Yi Rong (Beijing) Asset Management Limited currently retains a total of 83,665,610 shares of common stock representing approximately 26% of the issued and outstanding common stock of the Company.

On July 6, 2016, Beijing Run Zheng Da Technology Development Limited re-sold in a private transaction a total of 3,475,500 shares of Company common stock that it owned to 13 individual Foreign National shareholders. On October 10, 2016, Beijing Run Zheng Da Technology Development Limited re-sold in a private transaction a total of 3,773,500 shares of Company common stock that it owned to 10 individual Foreign National shareholders. Beijing Run Zheng Da Technology Development currently retains a total of 20,048,224 shares of Company common stock representing approximately 6% of the issued and outstanding common stock of the Company.

Note 4 - Related Party Activity

The Company has paid Mr. Capote consulting fees for acting in the capacity as Secretary and CTO of the Company in the amount of $13,500 and $12,000 for the periods ended September 30, 2016 and 2015, respectively.

The Company receives advances from related parties (Rock Capital Ltd and/or Rong Yi Rong) to assist in operations. During the period ended September 30, 2016 the Company received $48,421 from Rock Capital Ltd. At September 30, 2016, the balance due to related parties from these advances is $51,461. These advances are unsecured, due on demand and non-interest bearing.

The Company pays New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Dr. Lin Kok Peng, Chairman and CEO of the Company fees for the rental of office space and for administrative services in its Singapore Headquarters. The Company has paid New Asia Momentum Pte Ltd $10,627 and $21,251 for the three month and nine month periods ended September 30, 2016.

NEW ASIA ENERGY, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 4 - Related Party Activity (continued)

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company ("Future Advances", and together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into Common Stock at a conversion price of $0.02 per share. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Ltd. As of September 30, 2016 there is no balance due Rock Capital Ltd. related to this note.

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

Therefore, the Company has enlisted Florida counsel to obtain the dismissal of the Complaint against the Company.  Florida counsel has advised the Company about the substantive analysis provided in this disclosure. The Company is vigorously defending itself in the litigation.  The Company's Florida counsel has filed a Motion to Dismiss for Lack of Jurisdiction seeking dismissal of the lawsuit on the grounds that the Florida Court lacks jurisdiction over the Company. In early October 2016, the Company's Florida counsel has also served a Motion for Sanctions Pursuant to Section 57.015 of the Florida Statutes (the "57.105 Motion") requesting that the Plaintiffs voluntarily dismiss the Company within 21 days or be subject to sanctions for continuing to pursue the lawsuit.  If the Plaintiffs fail to dismiss the Company within those 21 days which expires in November, 2016, then the Company's Florida counsel will file the 57.105 Motion and ask the Court to enter a judgment for sanctions against the Plaintiffs and their attorneys in the amount of the attorneys' fees and costs incurred by the Company after the 57.105 Motion was served. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense or whether any additional similar suits will be filed by Plaintiffs.

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

Results of Operations

Three Months Ended September 30, 2016

We had no revenue for the three months ended September 30, 2016, or for the same period ended September 30, 2015.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended September 30, 2016, were $33,335. This compares with operating expenses for the three-month period ended September 30, 2015, were $36,029. The major components of general and administrative expenses include office, rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The small decrease in such expense in the third quarter of 2016 were related to decreased consulting fees, legal fees, rental, and stock transfer fees in connection with our implementation of our business plans.  As a result of the foregoing, we had a net loss of $33,335 for the three-month period ended September 30, 2016. This compares with a net loss for the three-month period ended September 30, 2015 of $36,029. The foreign exchange loss for the three months' periods ending September 30, 2016 and September 30, 2015 were ($260) and ($1,455).

Nine Months Ended September 30, 2016

We had no revenue for the nine months ended September 30, 2016, or for the same period ended September 30, 2015.

Operating expenses, which consisted solely of general and administrative expenses for the nine-month period ended September 30, 2016, were $136,006. This compares with operating expenses for the nine-month period ended September 30, 2015, were $141,765. The major components of general and administrative expenses include office, rental, travel, accounting fees, consulting fees, salaries, legal and professional fees and stock transfer fees. The decrease in such expense in the first, second and third quarters of 2016 were related to decreased travel, rental, and legal fees in connection with our implementation of our business plans.  As a result of the foregoing, we had a net loss of $136,006 for the nine-month period ended September 30, 2016. This compares with a net loss for the nine-month period ended September 30, 2015 of $131,765. The foreign exchange loss for the nine months' periods ending September 30, 2016 and September 30, 2015 were ($276) and ($1,455).

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

Liquidity and Capital Resources.

As of September 30, 2016, we had cash or cash equivalents of $47,569 and as of December 31, 2015, we had cash or cash equivalents of $574,211.

We had net cash used in operating activities of $137,147 for the nine-month period ended September 30, 2016.  We had net cash used in operating activities of $141,879 for the nine-month period ended September 30, 2015. The decrease in cash used for operating activities during the nine-month period ended September 30, 2016 were due to lower legal and administrative costs.

Cash flows used in financing activities were $389,219 during the nine-month period ended September 30, 2016. Cash flows from financing activities were $485,797 during the nine-month period ended September 30, 2015.  These cash flows were related to the repayment of advances made by Rock Capital Ltd (our previous principal shareholder) and company operations in the implementation of our business plan after the change in control.

Over the next twelve months we expect to use approximately $350,000 for working capital to develop operations in accordance with our new Business Model.

Our principal source of liquidity will initially be from advances provided by our principal shareholder, Rong Yi Rong (Beijing) Asset Management Limited.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed immediately below, as of September 30, 2016, we knew of no material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. As of September 30, 2016, there were no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, was an adverse party or has a material interest adverse to our interest.

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

Therefore, the Company has enlisted Florida counsel to obtain the dismissal of the Complaint against the Company.  Florida counsel has advised the Company about the substantive analysis provided in this disclosure. The Company is vigorously defending itself in the litigation.  The Company's Florida counsel has filed a Motion to Dismiss for Lack of Jurisdiction seeking dismissal of the lawsuit on the grounds that the Florida Court lacks jurisdiction over the Company. The Company's Florida counsel has also served a Motion for Sanctions Pursuant to Section 57.015 of the Florida Statutes (the "57.105 Motion") requesting that the Plaintiffs voluntarily dismiss the Company within 21 days or be subject to sanctions for continuing to pursue the lawsuit.  If the Plaintiffs fail to dismiss the Company within those 21 days which expires in November, 2016, then the Company's Florida counsel will file the 57.105 Motion and ask the Court to enter a judgment for sanctions against the Plaintiffs and their attorneys in the amount of the attorneys' fees and costs incurred by the Company after the 57.105 Motion was served. However, it is impossible to predict with certainty the outcome of any litigation, and the Company can offer no assurance as to when the lawsuit will be decided, whether the Company will be successful in its defense or whether any additional similar suits will be filed by Plaintiffs.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION OR SUBSEQUENT EVENTS

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

NEW ASIA ENERGY, INC.

Date: November 14, 2016	By:	/s/ Lin Kok Peng
Lin Kok Peng
Chief Executive Officer, Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)