Form 10-K
period 2016-12-31
NEW ASIA ENERGY INC.
filed 2017-04-17
CIK 1454510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-54171

NEW ASIA ENERGY, INC.
(Exact name of registrant as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 23, Nu Tower 2, Jalan Tun Sambanthan, Sentral, 50470 Kuala Lumpur, Malaysia.
(Address of principal executive offices)

+603 2727 1688
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second ﬁscal quarter. As of December 31, 2016, the aggregate market value was $8,897,938.

The number of shares outstanding of each of the issuer's classes of common stock, as of April 17, 2017 is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	424,508,156

DOCUMENTS INCORPORATED BY REFERENCE

None.

New Asia Energy, Inc.

Annual Report on Form 10-K

For the Fiscal Years Ended December 31, 2016 and 2015

Special Note Regarding Forward Looking Statements

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

New Asia Energy, Inc. changed its management team on December 19, 2016, and since then our company is involved in events solution company which aims to provide excellent, efficient and quality products and services for all types of corporate events. In order to stay ahead of an increasingly competitive market, New Asia Energy, Inc. strives to provide a wide range of event related products and services to its prestigious clients. The Company’s philosophy is to provide high quality products and services and ensure that its clients experience the most memorable event possible.

New Asia Energy, Inc.’s mission is to harness the professional expertise and experience of its internal staff, as well as the potential and power available in the events industry. It aims to portray as dynamic, innovative, and creative with easily affordable options to fulfil any event requirements.

Event management is a very important application of project management to the creation and development of large scale events such as festivals, conferences, ceremonies, formal parties, concerts. Event planning includes budgeting, scheduling, acquiring necessary permits, site selection, and arranging for speakers, security, catering services, etc. It is primarily focused on communication with the public, e.g. the potential buyers and the media. By communicating relevant information about the Company including its products and services, event management specialists also help in the promotion of the business. They create a positive public image and establish a relationship with the target audience and media, and earn the consumers’ trust gradually.

 Corporate History

New Asia Energy, Inc. (the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. Prior to February 2015, when the Company underwent a change in control, and management adopted a new business plan based on the development of a “Pure Play” Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms, our primary mission was to create music utilizing recognized talented artists with a substantial fan base as well as develop an Internet website and, thereafter, deliver the music to consumers through the website in several media forms as a marketing tool that would generate revenue. The Company would have sought advertisers for the website and would have been paid on a per “click” basis for ads which would have been viewed on our website. In addition, the Company planned to use the results of these activities as well as our sponsoring of performance events by such artists (both virtual and non-virtual festivals) to provide ongoing royalties to the Company and for the artists including song royalties, sales of CD's and down-loads, ringtone revenue, video and gaming.

In October 2014, FINRA announced the effectiveness of the Company's name change from Univest Tech, Inc. to High Desert Assets, Inc. and our ticker symbol changed from “UVST” to “HDAI.” At formation, the Company was authorized to issue 50,000,000 shares of $.001 par value common stock. In March 2014, we incorporated two wholly owned subsidiaries, Auto Search Consulting, Inc. and Contour Consulting, Inc., which were spun-off to shareholders on or about April 7, 2014.

On April 10, 2014, the Company had a change in ownership resulting in the outstanding accounts payable, notes payable, and interest payable being paid by a shareholder.

On May 13, 2014, the Company's Board of Directors, receiving the majority vote of the Company's shareholders, approved of: (a) increasing the aggregate number of authorized shares of common stock of the Company from fifty million (50,000,000) shares, par value $0.001, to two hundred fifty million (250,000,000) shares, par value $0.001 per share; (b) establishing a new class of shares by authorizing 1,000,000 shares of preferred stock, par value $0.10 per share (“Preferred Stock”), to have such preferences as the Directors of the Company may assign from time to time; and (c) a 9-for-1 forward stock split (“Forward Split”) of the issued and outstanding shares of common stock of the Company. As a result of the Forward Split, the-then 23,044,500 issued and outstanding shares of common stock represented 207,400,500 post Forward Split shares, while fractional shares resulting from the Forward Split were rounded up to the next whole share.

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

On May 16, 2014, FINRA approved the Forward Split, to take effect on May 20, 2014.

On October 21, 2014, Jaitegh Singh, the Company's previous President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and the controlling shareholder of the Company ("Mr. Singh") cancelled and returned to treasury an aggregate of 183,739,875 shares of the Company's common stock beneficially owned by Mr. Singh (the "Cancellation") pursuant to the terms of an agreement with the Company's then President, Derrick Mains. Following the Cancellation of the 183,739,875 common shares, there were a total of 23,660,625 common shares of the Company outstanding.

On February 6, 2015 (the “Closing Date”), the Company entered into Stock Purchase Agreements (the “Agreement”) with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446 The sales of common stock were made following the acquisition by Rock Capital Limited.

On December 31, 2015, Rock Capital Limited acquired 14,250,000 shares of common stock of the Company, representing approximately 34.7% of the issued and outstanding shares of common stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. At December 31, 2015, Rock Capital Limited also acquired an additional 1,565,450 shares of common stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of common stock of the Company. As a result of the foregoing, as of December 31, 2015, Rock Capital Limited acquired common stock representing approximately 76% of the issued and outstanding shares of common stock of the Company.

In addition, on the December 31, 2015, Alan Smith, the sole officer and Director of the Company at that time, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board. On the Closing Date, Lin Kok Peng, Ph.D. was appointed as Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Jose A. Capote was appointed Chief Technical Officer (CTO), and Scott C. Kline was appointed as Secretary. Allister Lim Wee Sing was appointed a member of the Board.

On June 26, 2015, the Company filed an Information Statement (“The PRE 14C”) with the Securities and Exchange Commission (“SEC”), pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), notifying the holders of common stock, par value $0.001 per share, of the Company that on June 26, 2015, the Company received a written consent of shareholders holding in aggregate more than a majority of the total voting power of all issued and outstanding capital stock of the Company in lieu of a meeting of the shareholders, authorizing the following:

•	Changing the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc.; and

•

Increasing the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares and to increase of the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the “Preferred Stock Increase”).

On July 7, 2015, the Company filed the final Form 14C with the SEC.

On July 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to (i) change the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc. (the “Name Change”), (ii) increase the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares (the “Common Stock Increase”), and (iii) increase the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the “Preferred Stock Increase”, together with the Common Stock Increase and Name Change, the “Corporate Actions”). On July 29, 2015, the Financial Industry Regulatory Authority (FINRA) approved the Corporate Actions. The Company's stock is quoted on the OTCQB under the ticker symbol NAEI.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company (“Prior Advances”) and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company (“Future Advances”, and together with Prior Advances, “Advances”). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into common stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Ltd, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Ltd.

On September 7, 2015, Mr. Scott C. Kline (“Mr. Kline”) resigned as Secretary of the Company. The resignation was not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On that date, Mr. Jose A. Capote (“Mr. Capote”) was appointed to serve as the Company's Secretary and remains as well as his current position as the Company's Chief Technical Officer. There is no family relationship between Mr. Capote and any of the Company's directors or officers. Mr. Capote is currently a shareholder of the Company through his 50% ownership of Earth Heat Ltd.

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

On November 28th, 2016, the Company entered into a Debt Settlement Agreement (the “Settlement Agreement”) with Rock Capital Limited, a shareholder of the Company (“Rock Capital”). Rock Capital has previously advanced funds to the Company that the Company has used for Operating Expenses, and the purpose of the Settlement Agreement was to memorialize the provision of these and any future funds to be provided by Rock Capital, and to provide for their repayment or conversion as discussed below. Through November 28th, 2016, Rock Capital has advanced a total of $102,420 to the Company. These funds were an interest-free loan to the Company and were due and payable on November 28, 2016. The Settlement Agreement provides that if the advanced funds are not repaid by November 28, 3016, Rock Capital may, in its sole discretion, extend the repayment deadline or convert all or a portion of the advances into common stock of the Company, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.00105 per share. On November 28th, 2016, the amounts due by the Company to Rock Capital under the Settlement Agreement as described above were not paid. Therefore, on that date and pursuant to the terms of the Settlement Agreement, Rock Capital elected to convert the $102,420 owed to it by the Company into shares of Common Stock at the $0.00105 conversion price, thus resulting in the loss on debt extinguishment of $199,966 and issuance to Rock Capital of 97,542,857 shares of Common Stock.

On December 19th, 2016, the Company entered into a Release Agreement (the “Release Agreement”) with Lin Kok Peng (“Peng”), Allister Lim Wee Sing (“Sing”) and Jose A. Capote (“Capote”), collectively, the “Released Parties” and each individually a “Released Party”). Pursuant to the Release Agreement, the Company released the Released Parties from and against any and all claims that the Company many have against any such persons related to the actions or inactions of such persons as an officer or director of the Company or a party related thereto. On December 19th, 2016, the Board adopted resolutions to expand the size of the Board from two persons to four persons, and, pursuant to the authority granted to the Board in the Company's Bylaws, to name Mr. Veng Kun Lun and Mr. Poh Kee Liew to fill the newly created vacancies. Mr. Veng Kun Lun was also named to be the Chief Executive Officer and Secretary of the Company, and Mr. Poh Kee Liew was named as Chief Financial Officer of the Company.

Following the resolutions by the Board as described above, on December 19th, 2016, the Company's Directors, Lin Kok Peng, PhD, Chairman of the Board, and the Company's Chief Executive Officer and Chief Financial Officer, and Allister Lim Wee Sing, a Director of the Company, resigned from the Board and from their positions as officers of the Company. On the same date, Jose Capote resigned as the Secretary of the Company. None of the resignations was the result of any disagreement with the Company known to an executive officer of the Company on any matter relating to the Company's operations, policies or practices.

Following the resignations of Mr. Link Kok Peng and Mr. Allister Lim Wee Sing, on December 12th, 2016, the Board adopted resolutions to reduce the size of the Board from four persons to two persons.

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

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

ITEM 1A. RISK FACTORS.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

New Business Plan makes Potential Profits to Company

Prior to change of management team, the Company's previous operations are not growing and are not sustainable. As of December 31, 2016, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception through December 31, 2016, we generated no revenue. We had stockholders' deficit at December 31, 2016, following the change of management team. The Company will commence our new business as event solution company in first quarter of 2017 and we believed revenue to be generated from this new business will be sufficient to cover company expenses and will bring profits to the Company in year 2017.

Because we have incurred operating losses since our inception, our accountants have expressed doubts about our ability to continue as a going concern. However, company believed the new business commenced will generate sufficient income and make profits to the Company.

For the years ended December 31, 2016 and 2015, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses.

There is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination for previous business

In connection with the private placement completed on December 31, 2015, on November 20, 2015, the Company signed a Memorandum of Understanding (“MOU”) with Jun Wei Kang Biotechnology Ltd, (“JWK”) a Company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol “SEEQ:206322”. JWK owns and operates extensive facilities for the cultivation, harvesting, processing, production, distribution and sale of value-added ginseng and other related products that enhance and promote healthy living. JWK has over 5,000 square meters of office and laboratory space and research and development facilities, processing and production plants and over 50 retail stores located throughout China. Jilin Province provides over 85% of the Ginseng raw feedstocks produced in China and 70% of the ginseng raw feedstocks produced world-wide and JWK is a leading provider of Ginseng value-added products in Jilin Province and throughout China. Although there is no agreement for a business combination and no minimum requirements for a business combination, the parties to the MOU have agreed to evaluate the potential for the Company to (i) develop, install and operate renewable energy facilities at JWK's cultivation, production and R&D facilities in Jilin Province, China, and (ii) supply renewable energy to JWK's facilities under “take-or-pay,” Build-Own-Operate or Build-Own-Operate-and Transfer contractual vehicles, in order to reduce the carbon footprint of the JWK facilities, offset the use of fossil fuels and potentially provide some cost savings to JWK. Through its cultivation, harvesting and processing activities, JWK has access to agricultural wastes and other by-products of production that are expected to be excellent sources of feedstock for these renewable energy facilities. The Company is currently evaluating the potential for the development of these projects.

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

No Assurance of Success or Profitability

New management was on board on December 19, 2016 and there is a new business plan carries out by company new management since then. Company is planning to commence global communications marketing business which including Public Relationship, Investor Relationship and Event Organizer, in first quarter of 2017. However, due to lack of history record, the new business’s profitability is uncertain.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations. Company might only diversity to other business after the new business in Public Relationship, Investor Relationship and Event Organizer is making sufficient profits to the company.

Limited Number of Directors and Officers

New management consists of only two people, i.e. (i) Veng Kun LUN, who serves as Company’s Chief Executive Officer cum board of director, and (ii) Pok Kee LIEW, who servces as Company’s Chief Financial Officer cum board of director. They will be the only persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its two officers and two directors when selecting a target company. Our officers anticipate devoting only a limited amount of time per month to the business of the Company. Neither of our officers has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on our officers. The loss of the services of our officers would adversely affect development of the Company's business and its likelihood of continuing operations.

Dependence upon Management, Limited Participation of Management

The Company will be entirely dependent upon the experience of its two officers and two directors in making decisions regarding the Company's new business operations. Because investors will not be able to evaluate the merits of possible future new business operation of the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

We have a lack of liquidity and will need additional financing in the future. However, new management is willing to advance fund into the Company to commence and operate the new business in Public Relationship, Investor Relationship and Event Organizer.

Dependence upon Outside Advisors

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors in order to operate the new business plan. The selection of any such advisors will be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate “penny stocks.” Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, other than a security registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system), the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (A) the broker or dealer is required to provide the person with the written statement and (B) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the “penny stock” and information on the limited market. Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stock, via the OTCQB and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

It is the SEC's position that securities issued by a “shell” company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”), but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company's shares for resale.”

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

Additional Risks Doing Business in a Foreign Country

The new business to be carried out by new management will having headquarters, place of formation or primary place of business outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

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

RISK FACTORS CONCERNING OUR NEW BUSINESS

New Establish Business and Limited Experience of Directors and Officers

We will carry out new business plan in first quarter of 2017 involve in one stop solution for Public Relationship, Investor Relationship and event organizer. As a new established business, the viability and sustainability of the new business is uncertainty. It may generate profits if we able to identify new customers to provide services to them and received retainer fee from them.

Besides, both officers have no experiences in this new business. However, they have numerous contacts of professional PR and IR service provider. Our plan is to consolidate and solve all issues of clients to become one stop solution centre to clients, then we will outsource the servicing to certain parties who are experienced and professional.

Collection Risk is minimal for new business

Our new business strategy is to receive upfront retainer monthly fee prior to provide any services to clients. Hence the collection risk for new business is deemed minimal.

Outsource the business to professional parties has minimize the operation risk

After we obtain new clienteles for the PR/IR services, Company is plans to outsource the servicing to experienced service providers. It will minimize the operation risk to our Company and we will grow faster even with minimal internal employees in the future.

We plan to have few outsourced service providers for our future clients to avoid rely on single service provider. With liaise with more outsourced service providers, will benefits the clients as well as our company because we can always filter out those bad service providers and liaise only with those with excellence service providers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company currently uses an office at Level 23, Jalan Tun Sambanthan, KL Sentral, 50470 Kuala Lumpur, Malaysia from New Asia Energy Consultants Sdn Bhd for free. New Asia Energy Consultants Sdn Bhd was founded by Poh Kee Liew, Chief Financial Officer of the Company, and another individual. The Company is currently planning to acquire New Asia Energy Consultants Sdn Bhd.

ITEM 3. LEGAL PROCEEDINGS.

The Company was sued by Sharon Morrison and Morrison Enterprises on June 9, 2016 as one of the party-defendant for the main defendant's failure to deliver 5,000 shares (worth $10,000 stated in contract) of the Company’s common stock. See Note 7 to the accompanying audited financial statements for details.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is quoted on the OTCQB under the ticker symbol NAEI.

Market Information

Our common stock is currently quoted on the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Since April 28, 2015, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets under the symbol “HDAI” from April 28, 2015 until August 11, 2015 and “NAEI” since August 11, 2015. In February 2017, our shares have been quoted on OTCPink due to some unforeseen circumstances. OTC Markets Group Inc. (“OTC Markets”) sent us a letter mentioning they have become aware of promotional activities concerning our company and touting our common stock traded on the OTCQB Marketplace. However, new management of the company is totally unaware about the “promotional activities” and company has officially replied to OTC Markets. We will continue liaise with OTC Markets to clear their doubts and company will try to uplift OTCQB as soonest possible.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2016

	High	Low
Fiscal Quarter Ended:
June 30, 2016	$0.045	$0.045
September 30, 2016	$0.060	$0.060
December 31, 2016	$0.009	$0.009

On December 31, 2016, the closing price for our common stock on the OTC Markets was $0.009 per share with respect to an insignificant volume of shares. The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of January 9, 2017, there were approximately 151 active holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value of $0.001 per share (“Common Stock”). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of January 9, 2017, we had 424,508,156 outstanding shares of our Common Stock.

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

Preferred Stock

The Company's Articles of Incorporation allow for the issuance of up to 10,000,000 shares of preferred stock, par value of $0.10 per share (“Preferred Stock”). As of the date of this filing, there are no shares of Preferred Stock issued and outstanding.

Stock Option Plan

The Company currently has no stock option plan.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Issuances of Unregistered Securities

On February 6, 2015, the Company entered into Stock Purchase Agreements (the “Agreement”) with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446. The sales of common stock were made following the acquisition by Rock Capital Limited.

On the same date, Rock Capital Limited acquired 14,250,000 shares of common stock of the Company, representing approximately 34.7% of the issued and outstanding shares of common stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. As of February 6, 2015, Rock Capital Limited also acquired an additional 1,565,450 shares of common stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of common stock of the Company. As a result of the foregoing, as of February 6, 2015, Rock Capital Limited acquired common stock representing approximately 76% of the issued and outstanding shares of common stock of the Company.

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company (“Prior Advances”) and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company (“Future Advances”, and together with Prior Advances, “Advances”). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into common stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Limited, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd confirming its agreement to repay the advances. On March 17th 2016, the Company repaid a total of $ 468,243 to Rock Capital Ltd.

On November 20, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Jun Wei Kang Biotechnology Co Ltd, a company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol “SEEQ:206322” (“JWK”). The parties agreed that within 30 days after the execution of the MOU, JWK and/or its nominees will make an initial purchase of equity in the Company for an amount to be determined by mutual agreement of the parties thereto. This purchase will be set forth in one or more definitive purchase agreements, which will be negotiated and executed by the parties during the 30-day period. Subsequent to the signing of this MOU, On December 31, 2015, New Asia Energy, Inc. (the “Company”) issued an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 persons in exchange for the receipt of an aggregate of $300,000.

On November 28, 2016, the Company entered into a Debt Settlement Agreement with Rock Capital Limited, a shareholder of the Company. Rock Capital Limited has previously advanced funds to the Company that the Company has used for operating expenses, and the purpose of the agreement was to memorialize the provision of these and any future funds to be provided by Rock Capital, and to provide for their repayment or conversion as discussed below. Through November 28, 2016, the balance due to Rock Capital Limited was $102,420. These funds were an interest-free loan to the Company and were due and payable on November 28, 2016. The agreement provides that if the advanced funds are not repaid by November 28, 3016, Rock Capital Limited may, in its sole discretion, extend the repayment deadline or convert all or a portion of the advances into common stock of the Company, par value $0.001 per share at a conversion price of $0.00105 per share. On November 28, 2016, the amounts due by the Company to Rock Capital Limited under the Agreement as described above were not paid. Therefore, on that date and pursuant to the terms of the agreement, Rock Capital Limited elected to convert the $102,420 owed to it by the Company into shares of Common Stock at the $0.00105 conversion price, thus resulting in the loss of debt extinguishment of $199,966 and issuance to Rock Capital Limited of 97,542,857 shares of common stock.

The securities issuances described above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on an exemption provided by Regulation S promulgated pursuant to the Securities Act. The issuances involved offers and sales of securities outside the United States. The offers and sales were made in offshore transactions and no directed selling efforts were made by the issuer, a distributor, their affiliates or any persons acting on their behalf.

Recent Acquisition of Securities

None

Restricted Securities

As of January 9, 2017, we currently have approximately 416,001,465 shares of issued and outstanding common stock that qualify as “restricted securities” as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

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

(2) Results of Operations.

The following table provides selected financial data about us for the fiscal years ended December 31, 2016 and December 31, 2015. For detailed financial information, see the audited Financial Statements included in this report.

Balance Sheet Data: at December 31, 2016

Cash	$1,130
Total assets	$1,130
Total liabilities	$5,130
Shareholders' deficit	$4,000

Operating Data: for the year ended December 31, 2016

Revenues	$-
Operating Expenses	$439,917
Net Loss	$439,917

Balance Sheet Data: at December 31, 2015

Cash	$574,211
Total assets	$574,211
Total liabilities	$471,283
Shareholders' equity	$102,928

Operating Data: for the year ended December 31, 2015

Revenues	$-
Operating Expenses	$169,442
Net Loss	$169,442

From our inception on November 6, 2007 through December 31, 2016, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal years ended December 31, 2016 and December 31, 2015, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. However, with new business plan to involve in Public Relationship, Investor Relationship and Event Organizer business, we believe we will be able to generate revenue from this new business and achieve and maintain profitability and positive cash flow in coming 2017.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2016 was $439,917. This compares with operating expenses for the year ended December 31, 2015 of $169,442. The major components of general and administrative expenses include office rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The increase in such expense in the year ended December 31, 2016 were related to increased administrative, legal, professional and accounting fees in connection with our change in control and the subsequent implementation of our new business plans. As a result of the foregoing, we had a net loss of $439,917 for the year ended December 31, 2016. This compares with a net loss for the year ended December 31, 2015 of $169,442.

As of December 19, 2016, after the change in management team, the Company is focused on a new Business Model. Our Business Model incorporates investor relation cum public relation consultancy.

The new Company’s plan is to provide investor relations cum public relations consultant services that help clients’ companies to shape and communicate their positioning and fair value, and to manage perception among their target audiences.

The Company’s positioning is the place it holds in the minds of its key publics: as an investment, as an employer, or as a corporate citizen. Every company has a positioning. The critical point is this: in the absence of a planned programme, the company loses control over its positioning.

Each company – big or small, listed or not – has a fair value. If a company is listed, fair value takes on greater importance as it has an impact on share prices and ultimately, the perceived value of the company’s stock. In the absence of a planned investor relations programme, companies will find that the perception of their fair value could be lower than the reality.

The Company’s team specialises in helping consultancy, professional services, fintech and business technology firms stand out as leaders in their markets. The company achieve this by delivering ambitious, high-impact public relations, inbound marketing and thought leadership campaigns. We will also support event management, marketing, advertisement and media promotion. All this will contribute greatly to our revenue and profits.

(3) Liquidity and Capital Resources.

As of December 31, 2016, we had cash of $1,130 and as of December 31, 2015, we had cash of $574,211.

Net cash used for operating activities was $235,951 for the year ended December 31, 2016. This compares to net cash used for operating activities of $181,058 for the year ended December 31, 2015. The change resulted mainly from our increased net loss during the fiscal year ended December 31, 2016.

Net cash used in financing activities was $337,130 for the year ended December 31, 2016. This compares to net cash provided from financing activities of $755,231 for the year ended December 31, 2015. We had negative cash flows from financing activities for year ended December 31, 2016 because the Company changed its management team and had repaid and settled all amount due to related parties.

We had no other cash flows from financing activities for the years ended December 31, 2016 and 2015.

Over the next twelve months we estimate our principal source of liquidity will be derived from the revenue generated from the new business plan to become PR and IR consultant as well as event organizer. We projected to receive advance retainer of consultancy fee from clients who engage us as their PR and IR consultant.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on advances from our principal shareholder as well as from other sources of financing, including private placements of our common shares prior to commence our new business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of December 31, 2016 and 2015 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Veng Kun Lun and Mr. Poh Kee Liew. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016 our disclosure controls and procedures are not effective.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 and identified material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We note the following deficiencies that management believes to be material weaknesses:

a)	The Company does not have sufficient knowledge of all the necessary financial statement disclosures that are required to be made in accordance with US GAAP.

b)	Lack of audit committee and independent directors.

c)	Inadequate segregation of duties.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2016, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Veng Kun LUN	55	Chief Executive Officer and Director
Poh Kee LIEW	45	Chief Financial Officer and Director

Veng Kun LUN

Mr. Veng Kun Lun, aged 55, holds a Diploma in Business Administrative. Prior to joining the Company, he was Sales Manager of Jardine Office Solution, Macau and founder and director of All-In-One Officer Solution Co Ltd, a company which he has run since 2000. He has more than 25 years' experience in the marketing and sales industry. He also was the founder and president of Green Environment Protection Association of Macau. In 2015, he was invited to be the Advisor of Overseas Chinese Federation of Fangchengang & Baise City in Guanxi, China.

Poh Kee LIEW

Mr. Poh Kee Liew, aged 45, was awarded a Diploma in Graphic Design from the PJ College Art and Design, Malaysia in 1995. Before joining the Company, he was the Business Development Director of AD Channel Creative, a Malaysian sole proprietorship company, since 2008. He has more than 20 years of experience in marketing materials graphic design, power point presentations and internet social media platform development as well as internal financial management. Mr. Liew will use his intensive financial and public relations management experience to lead the Company in the future, particularly in formulation of financial strategy of the Company.

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

Committee of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally U.S. GAAP and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's office at Level 23, Nu Tower 2, Jalan Tun Sambanthan, Sentral, 50470 Kuala Lumpur, Malaysia. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company Level 23, Nu Tower 2, Jalan Tun Sambanthan, Sentral, 50470 Kuala Lumpur, Malaysia.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities (“10% holders”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2016 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year, except as follows: (i) each of Lin Kok Peng, Rock Capital Limited, Allister Lim Wee Sing, Jose A. Capote, Scott C. Kline, and Rong Yi Rong (Beijing) Asset Management Limited failed to timely file a Form 3; (ii) Lin Kok Peng and Rock Capital Limited failed to timely file a Form 4 for one transaction; and (iii) Allister Lim Wee Sing failed to timely file a Form 4 for one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Since the change of management in December 2016, new management of the Company requires work five (5) days per week. Company will paying monthly salary to both new directors and officers including reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Veng Kun LUN	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Current CEO	2015	N/A

Poh Kee Liew	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Current CFO	2015	N/A

Lin Kok Peng,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal Executive Officer	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Capote Former Secretary	2016	$17,973	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$17,973
and Director	2015	$12,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000

Allister Lim Wee Sing	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Director	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 9, 2017, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership (2)	Percent of Class (1) (3)
	Officers and Directors

Veng Kun LUN	Chief Executive Officer and Director	Common Stock, $0.001 par value	0	0%
Poh Kee LIEW	Chief Financial Officer and Director	Common Stock, $0.001 par value	0	0%
All Officers and Directors as a group (2 persons named above)

	5% Security Holders

PLATINUM STARLIGHT LIMITED	Common Stock, $0.001 par value	29,426,877	6.93%
ROCK CAPITAL LIMITED	Common Stock, $0.001 par value	114,621,557	27.00%
RONG YI RONG (BEIJING) ASSET MANAGEMENT LIMITED	Common Stock, $0.001 par value	83,656,610	19.71%
MILLION LEADER (HK) LIMITED	Common Stock, $0.001 par value	27,297,224	6.43%
HAO TONG XIN	Common Stock, $0.001 par value	24,750,000	5.83%

_________

* Less than 1%

(1)

On January 9, 2017, there were 424,508,156 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

(2)

Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)

In determining the percent of voting stock owned by a person on January 9, 2017: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 424,508,156 shares of common stock outstanding on January 9, 2017, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Lin Kok Peng owns shares beneficially as a result of his ownership of Rock Capital Limited. Jose A. Capote owns shares through his 50% ownership of Earth Heat, Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has two directors, including Veng Kun LUN, who is the Chief Executive Officer and Poh Kee LIEW, who is the Chief Financial Officer.

In the year ended December 31, 2015, Rock Capital Limited, a related party advanced the Company $471,283 for working capital purposes. Total advances through December 31, 2015 were $471,283. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Limited.

In the year ended December 31, 2016, the Company continued to borrow from Rock Capital Limited. Through November 28, 2016, the balance due to Rock Capital Limited was $102,420. These funds were an interest-free loan to the Company and were due and payable on November 28, 2016. On November 28, 2016, the Company entered into a Debt Settlement Agreement with Rock Capital Limited. The agreement provides that if the advanced funds are not repaid by November 28, 2016, Rock Capital Limited may, in its sole discretion, extend the repayment deadline or convert all or a portion of the advances into common stock of the Company, at a conversion price of $0.00105 per share. On the same day, Rock Capital Limited elected to convert the $102,420 owed by the Company into shares of common stock at the $0.00105 conversion price, thus resulting in the loss on debt extinguishment of $199,966 and the issuance to Rock Capital Limited of 97,542,857 shares of common stock. See Note 3 to the accompanying financial statements for more details.

On April 1, 2016, the Company entered into an agreement with New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Lin Kok Peng, chairman of the Board and the Company’s Chief Executive Officer and Chief Financial Officer at the time, for leasing its office space for one year. The monthly rent is around $3,476.

Since December 19, 2016, the new CEO Mr. Veng Kun LUN has been funding the Company for its routine operating expenditures. He has advanced to the Company $1,130 as of December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2016	December 31, 2015
Audit Fees	$10,000	$4,725
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$10,000	$4,725

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2016 and 2015 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the U. S. Securities and Exchange Commission.

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

___________

(1)	Previously included as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 18, 2009 and incorporated herein by reference.

(2)	Previously included as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission on July 31, 2015 and incorporated herein by reference.

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

New Asia Energy, Inc.

Date: April 17, 2017	By:	/s/ Veng Kun LUN
Veng Kun LUN
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Signature	Title	Date

/s/ Veng Kun LUN	Chief Executive Officer, Principal Executive Officer, Director	April 17, 2017
Veng Kun LUN

/s/ Poh Kee LIEW	Chief Financial Officer, Principal Financial Officer and Director	April 17, 2017
Poh Kee LIEW

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

New Asia Energy, Inc.

We have audited the accompanying balance sheet of New Asia Energy, Inc. (the "Company") as of December 31, 2016, and the related statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Asia Energy, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and negative operating cash flows that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

Houston, Texas

April 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Asia Energy, Inc.

We have audited the accompanying balance sheet of New Asia Energy, Inc. (the "Company") as of December 31, 2015, and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended. This financial statement are the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company has had no revenues and incurred an accumulated deficit of $407,391 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 8, 2016

NEW ASIA ENERGY, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$1,130	$574,211
TOTAL ASSETS	$1,130	$574,211

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$4,000	$-
Advances from related parties	1,130	471,283

TOTAL LIABILITIES	5,130	471,283

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares.	-	-
Common Stock, par value $.001 per share; Authorized 500,000,000 shares; issued and outstanding 424,508,156 and 326,965,299 shares respectively as of December 31, 2016 and 2015.	424,508	326,965
Capital paid in excess of par value	418,762	213,919
Stock subscriptions receivable	-	(30,603)
Accumulated other comprehensive income	38	38
Accumulated deficit	(847,308)	(407,391)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(4,000)	102,928
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,130	$574,211

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Operating Expenses:
General and Administrative	$239,951	$179,442
Loss (Gain) on Debt Extinguishment	199,966	(10,000)
Total Operating Expenses	439,917	169,442
Net Operating Loss	(439,917)	169,442
Provision for Income Tax	-	-
Net Loss	$(439,917)	$(169,442)
Foreign Currency Translation Adjustment	-	38
Comprehensive Loss	$(439,917)	$(169,404)
Net Loss Per Common Share - Basic	$(0.00)	$(0.00)
Net Loss Per Common Share - Diluted	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding - Basic	335,760,147	40,218,659
Weighted Average Common Shares Outstanding - Diluted	335,760,147	40,218,659

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Net Loss	$(439,917)	$(169,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on debt extinguishment	199,966	(10,000)
Accounts payable	4,000	(8,022)
Expenses paid on behalf of Company	-	6,406

Cash used in operating activities	(235,951)	(181,058)

Cash flows from financing activities:
Proceeds from issuance of common stock	30,603	286,989
Borrowings from related party	100,510	468,242
Repayment on borrowings from related party	(468,243)	-
Net cash provided by (used in) financing activities	(337,130)	755,231

Net increase (decrease) in cash	(573,081)	574,173
Effects on changes in foreign exchange rate	-	38
Cash at beginning of the year	574,211	-
Cash at end of the year	$1,130	$574,211

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash transactions:
Debt settled with issuance of common stock	$102,420	$-

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Number Of Common		Capital Paid in Excess		Accumulated Other
	Shares Issued	Common Stock	of Par Value	Stock Receivable	Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2014	23,660,625	$23,661	$193,226	$-	$-	$(237,949)	$(21,062)

Common stock issued for cash	303,304,674	303,304	14,288	(30,603)	-	-	286,989
Expenses paid on behalf of Company	-	-	6,406	-	-	-	6,406
Net loss	-	-	-	-	38	(169,442)	(169,404)
Balance at December 31, 2015	326,965,299	326,965	213,919	(30,603)	38	(407,391)	102,928

Issuance of common stock for debt settlement	97,542,857	97,543	204,843	-	-	-	302,386
Proceeds from issuance of common stock	-	-	-	30,603	-	-	30,603
Net loss	-	-	-	-	-	(439,917)	(439,917)
Balance at December 31, 2016	424,508,156	$424,508	$418,762	$-	$38	$(847,308)	$(4,000)

The accompanying notes are an integral part of these financial statements.

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 1 – Organization and Summary of Significant Accounting Policies

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc, (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control, and management adopted a new business plan based on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.

On February 6, 2015, the Company entered into Stock Purchase Agreements with two U.S. accredited investors, Scott C. Kline and Jose A. Capote, the Secretary and Chief Technical Officer of the Company at the time, respectively, and two foreign investors, including Rock Capital Limited, the new majority owner of the Company, pursuant to which the Company issued an aggregate of 17,446,673 shares of common stock, or approximately 42.3% of the issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $17,446. The sales of common stock were made following the acquisition by Rock Capital Limited.

On February 6, 2015 (the “Closing Date”), Rock Capital Limited acquired 14,250,000 shares of common stock of the Company, representing approximately 34.7% of the issued and outstanding shares of common stock of the Company as of the Closing Date, from Jaitegh Singh, the previous majority shareholder of the Company. On the same date, Rock Capital Limited also acquired an additional 1,565,450 shares of common stock from several minority holders, including Loro Verde Investments, representing approximately 3.8% of the issued and outstanding shares of common stock of the Company. As a result of the foregoing, as of the February 6, 2015, Rock Capital Limited acquired common stock representing approximately 76% of the issued and outstanding shares of common stock of the Company.

On July 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to change the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc. On July 29, 2015, the Financial Industry Regulatory Authority (FINRA) approved the change.

On December 31, 2015, the Company went through a change of control of ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. The Company received $269,435 as of December 31, 2015. The remaining amount was received in March 2016.

On December 19, 2016, Lin Kok Peng, chairman of the Board and the Company's Chief Executive Officer and Chief Financial Officer, Allister Lim Wee Sing, director of the Company, and Jose Capote, secretary of the Company, resigned from the Board and their positions as Company officers. On the same day, the Board named Mr. Veng Kun Lun and Mr. Poh Kee Liew as new directors. Mr. Veng Kun Lun was also named to be the Chief Executive Officer and secretary of the Company, and Mr. Poh Kee Liew was named as Chief Financial Officer of the Company.

In November 2016, Rock Capital Limited transferred part of the Company’s common stock to individuals, and converted debt of $102,420 to 97,542,857 shares of the Company’s common stock. As of December 31, 2016, Rock Capital Limited remained as the largest shareholder of the Company.

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

There were no potentially dilutive instruments outstanding during the years ended December 31, 2016 and 2015.

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2016 and 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and 2015, the fair value of cash and accounts payable approximated carrying value due to the short maturity of the instruments.

NEW ASIA ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

NOTE 2 – Summary of Significant Accounting Policies (Continued)

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

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

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

NOTE 2 – Summary of Significant Accounting Policies (Continued)

IMPACT OF NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016- 02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all non-public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance Claims; 5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has working capital deficiency and negative operating cash flows.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company's cash position may not be significant enough to support the Company's daily operations, management intends to raise additional funds by way of equity and/or debt financing to fund operations. The financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Note 3 – Capital Stock

At formation, the Company was authorized to issue 50,000,000 shares of $.001 par value common stock.

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 3 – Capital Stock (continued)

On June 26, 2015, the Company filed an Information Statement (“The PRE 14C”) with the Securities and Exchange Commission (“SEC”), pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), notifying the holders of common stock, par value $0.001 per share, of the Company that on June 26, 2015, the Company received a written consent of shareholders holding in aggregate more than a majority of the total voting power of all issued and outstanding capital stock of the Company in lieu of a meeting of the shareholders, authorizing the following:

•	Changing the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc.; and

•

Increasing the Company's authorized common stock, par value $0.001 per share, from 250,000,000 shares to 500,000,000 shares and to increase of the Company's authorized preferred stock, par value $0.10 per share, from 1,000,000 shares to 10,000,000 shares (the “Preferred Stock Increase”).

On July 7, 2015, the Company filed the final Form 14C with the SEC. On July 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State on the above changes. On July 29, 2015, the FINRA approved the Corporate Actions. The Company's stock is quoted on the OTCQB under the ticker symbol NAEI.

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 3 – Capital Stock (continued)

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company at the time, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company ("Prior Advances") and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company (together with Prior Advances, "Advances"). The Board further resolved that these Advances would constitute an interest-free loan to the Company due on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the Advances into common stock at a conversion price of $0.02 per share. As of December 31, 2015, Rock Capital Limited, did not convert the Advances to common stock, and thus the Advances remained as an interest-free loan to the Company. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Limited. On November 28, 2016, the Company entered into a Debt Settlement Agreement with Rock Capital Limited, pursuant to which both parties acknowledged that the advances to the Company as of that day, $102,420, were interest-free and due on the same day. The agreement also allows Rock Capital Limited to extend the repayment deadline or convert all or a portion of the advances into common stock of the Company at $0.00105 per share. On November 28, 2016, Rock Capital Limited elected to convert the $102,420 owed to it by the Company into shares of common stock at the $0.00105 conversion price, resulting in the loss of debt extinguishment of $199,966 and issuance to Rock Capital Limited of 97,542,857 shares of common stock.

On December 31, 2015, the Company went through a change of control of ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000. (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company's common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. See Note 1 for more details.

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ending December 31,
	2016	2015
Net loss attributable to common stockholders	$(439,917)	$(169,442)
Basic weighted average outstanding shares of common stock	335,760,147	40,218,659
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	335,760,147	40,218,659
Net loss per share of common stock - basic and diluted	$0.00	$0.00

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 5 – Income Taxes

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2016		December 31, 2015
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred tax assets:
Net operating loss	$847,308	$327,315	$407,391	$157,375
Valuation allowance	(847,308)	(327,315)	(407,391)	(157,375)
Total deferred tax asset	-0-	-0-	-0-	-0-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2016 and December 31, 2015, the Company had approximately $847,308 and $407,391, respectively, in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $327,315 and $157,375 resulting from the loss carry-forwards has been offset by a 100% valuation allowance.

The following table reconciles the statutory U.S. federal income tax rate to the Company's effective income tax rate.

	For the year ended December 31, 2016	For the year ended December 31, 2015
U.S. Federal statutory rate	34%	34%
State income tax rate (net of federal benefit)	4.63%	4.63%
Changes in valuation allowance for DTA	-38.63%	-38.63%
Effective income tax rate	0%	0%

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

Note 6 – Related Party Activity

In the year ended December 31, 2015, Rock Capital Limited, a related party advanced the Company $471,283 for working capital purposes. Total advances through December 31, 2015 were $471,283. On March 17, 2016, the Company repaid a total of $468,243 to Rock Capital Limited.

In the year ended December 31, 2016, the Company continued to borrow from Rock Capital Limited. Through November 28, 2016, the balance due to Rock Capital Limited was $102,420. These funds were an interest-free loan to the Company and were due and payable on November 28, 2016. On November 28, 2016, the Company entered into a Debt Settlement Agreement with Rock Capital Limited. The agreement provides that if the advanced funds are not repaid by November 28, 2016, Rock Capital Limited may, in its sole discretion, extend the repayment deadline or convert all or a portion of the advances into common stock of the Company, at a conversion price of $0.00105 per share. On the same day, Rock Capital Limited elected to convert the $102,420 owed by the Company into shares of common stock at the $0.00105 conversion price, resulting in the loss on debt extinguishment of $199,966 and the issuance to Rock Capital Limited of 97,542,857 shares of common stock. See Note 3 for more details.

On April 1, 2016, the Company entered into an agreement with New Asia Momentum Pte Ltd, a Singapore private company owned and controlled by Lin Kok Peng, chairman of the Board and the Company’s Chief Executive Officer and Chief Financial Officer at the time, for leasing its office space for one year. The monthly rent is around $3,476.

Since December 19, 2016, the new CEO Mr. Veng Kun LUN has been funding the Company for its routine operating expenditures. He has advanced to the Company $1,130 as of December 31, 2016.

Note 7 – Commitments and Contingencies

On June 9, 2016, Sharon Morrison and Morrison Enterprises ("Plaintiffs") filed a lawsuit ("Complaint") in the Circuit Court of The Seventeenth Judicial Circuit In And For Broward County, Florida, naming Univest Tech Inc. (now known as New Asia Energy Inc. ("NAEI"), which is the Company's current name) as a defendant as well as naming other defendants (including, but not limited to, Manminderjit ("Manny") Singh, Esq., a Florida attorney, Luke Zouvas, Esq., a California attorney, and Zouvas Law Group, P.C. ("ZLG"), which is the law practice corporation owned by Mr. Zouvas) (collectively, "Defendants"). According to the Complaint, on March 24, 2014, (prior to the Change in Control), Manny Singh, Esq., allegedly emailed Ms. Morrison offering to sell her 5,000 shares in an investment opportunity he called "Chino Valley Arizona." Allegedly, Ms. Morrison wired $10,000 in U.S. funds the next day to Luke Zouvas, Esq.'s trust account maintained by ZLG. The wire instructions stated "For Chino Valley Arizona 5000.00 Shares." On September 10, 2014, Ms. Morrison allegedly received an email from an employee of ZLG that had attached to it a September 9, 2014, letter signed by Manny Sing, Esq., transmitting a Stock Purchase Agreement that offered to sell Ms. Morrison, personally, 10,000 shares of Univest Tech Inc. (now NAEI) through a private resale of shares of capital stock purportedly held by Sandman Holdings Corp. which allegedly was a record or beneficial owner of Univest Tech, Inc., (now NAEI) stock at the time. Plaintiffs allege that they did not sign the Stock Purchase Agreement with Sandman Holdings Corp. and did not receive any shares of the capital stock of Univest Tech, Inc., (now NAEI). Plaintiffs are seeking $10,000 U.S. in damages from Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq., related to the Chino Valley Investment Opportunity based on various causes of action solely alleged against Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq. Although Plaintiffs have named Univest Tech, Inc., (now NAEI) as a party defendant in the Complaint, the Plaintiffs have not alleged any causes of action against Univest Tech, Inc. (now NAEI) for damages or to enforce or set aside the unsigned Stock Purchase Agreement for Sandman Holdings' stock in Univest Tech, Inc., (now NAEI). Because Univest Tech, Inc., (now NAEI) has only been named in the lawsuit without seeking any damages from the Company, an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time. Although, if Plaintiffs amended the Complaint to state a cause of action for damages against Univest Tech, Inc., (now NAEI), then, based on the Plaintiffs' present allegations, such a claim for damages would be for the same $10,000 U.S. in damage Plaintiffs are seeking against Defendants Manny Sing, Esq., ZLG, and Luke Zouvas, Esq. Based on the allegations of the Complaint, the Company is of the opinion that it should not have been named as a party-defendant to the proceedings just as Jaitegh Singh, Esq. (Manny Singh's son and the Company's principal shareholder in 2014) was not named as a party-defendant. There are no allegations that the Company was involved in offering or selling (i) the Chino Valley Investment Opportunity, (ii) the Stock Purchase Agreement with Sandman Holdings Corp. (which is not named as a party-defendant) or (iii) any other shares of the Company.

The Company has enlisted a Florida counsel to obtain the dismissal of the Complaint against the Company. The Company is vigorously defending itself in the litigation. The Company's Florida counsel has filed a Motion to Dismiss for Lack of Jurisdiction seeking dismissal of the lawsuit on the grounds that the Florida Court lacks jurisdiction over the Company. In early October 2016, the Company's Florida counsel has also served a Motion for Sanctions Pursuant to Section 57.105 of the Florida Statutes (the "57.105 Motion") requesting that the Plaintiffs voluntarily dismiss the Company within 21 days or be subject to sanctions for continuing to pursue the lawsuit. Plaintiffs did not drop the Company from the law suit within 21 days or thereafter. Therefore, the Company’s Florida counsel filed the 57.105 Motion.

NEW ASIA ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015

In order to keep their case from being dismiss for failure to allege any claim or cause of action against Univest Tech, Inc. (now NAEI), Plaintiffs amended their original complaint by filing an Amended Complaint making allegations against Univest Tech, Inc. (now NAEI). After receiving Plaintiffs’ Amended Complaint, the Company filed another motion to dismiss on the grounds of a lack of jurisdiction and for an inconsistency in the pleadings. Plaintiffs changed no allegations from the original complaint about where it sent the $10,000 or who might have or did receive those funds. Without any allegations being made as to how Univest Tech, Inc. (now NAEI) would have converted Plaintiffs’ funds to the Company’s own use or any allegation that Univest Tech, Inc. (now NAEI) ever received any of Plaintiffs’ funds, Plaintiffs brought two counts in the Amended Complaint against Univest Tech, Inc. (now NAEI), one for conversion and the other for unjust enrichment. These claims are deficient because of the failure to allege that Univest Tech, Inc. (now NAEI) actually ever received and had dominion or control over the Plaintiffs’ funds.

Although Plaintiffs have alleged causes of action against other defendants that could exceed $10,000, Plaintiffs have only alleged a cause of action against NAEI that could result in a $10,000 judgment against Plaintiffs which is outside the jurisdiction of the Florida Circuit Court because it can only consider cases with damages in excess of $15,000. Therefore, in addition to the other basis for dismissal for lack of jurisdiction, NAEI could be dismissed for want of the Circuit Court’s jurisdiction. As such, the Company’s motion to dismiss the Amended Complaint still alleges a lack of any basis to have sued Univest Tech, Inc. (now NAEI) as well as a lack of any jurisdiction over Univest Tech, Inc. (now NAEI). The Company also included in that motion a claim that Plaintiffs have acted in Bad Faith in suing Univest Tech, Inc. (now NAEI) and should be sanctioned for having done so by an award of attorney’s fees and costs against Plaintiffs and their counsel for having sued Univest Tech, Inc. (now NAEI) in the Amended Complaint. While the Company is of the opinion that NAEI will ultimately be dismissed from the action, the Company cannot assure that result under any circumstance.

On April 1, 2016, the Company entered into an agreement with New Asia Momentum Pte Ltd. to lease its office space for one year. The monthly rent is around $3,476. See Note 6 for more details.

For the years ended December 31, 2016 and 2015, the rental expense is $37,284 and $0, respectively. As of December 31, 2016, future minimum lease commitments under the non-cancellable lease was $10,428 in 2017.

Note 8 – Subsequent Events

Starting from January 1, 2017, the Company uses an office space from New Asia Energy Consultants Sdn Bhd for free. New Asia Energy Consultants Sdn Bhd was founded by Poh Kee Liew, Chief Financial Officer of the Company, and another third party individual. The Company is currently planning to acquire New Asia Energy Consultants Sdn Bhd.

