Form 10-Q
period 2017-03-31
NEW ASIA ENERGY INC.
filed 2017-05-15
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

NEW ASIA ENERGY, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction	(IRS Employer File Number)

Level 23, NU Tower 2, Jalan Tun Sambanthan, Sentral 50470. Kuala Lumpur	409051
(Address of principal executive offices)	(Zip code)

+603 2727 1688

(Registrant’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of March 31, 2017, the Company had 424,508,156 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA ENERGY, INC.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” “NAEI,” or “Company” refer to NEW ASIA ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

NEW ASIA ENERGY, INC.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Current Assets

Cash	$1,085	$1,130
Total Current Assets	1,085	1,130
TOTAL ASSETS	$1,085	$1,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$4,000	$4,000
Advances from related parties	27,060	1,130
Total Current Liabilities	31,060	5,130
TOTAL LIABILITIES	31,060	5,130

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	$-	$-
Common stock, par value $.001 per share; Authorized 500,000,000 shares; issued and outstanding 424,508,156 shares as of March 31, 2017 and December 31, 2016	424,508	424,508
Additional paid-in capital	418,762	418,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(873,283)	(847,308)
TOTAL SHAREHOLDERS’ DEFICIT	(29,975)	(4,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,130

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

General and administrative expenses	$25,975	$70,226
Total operating expenses	25,975	70,226
Loss from operations	(25,975)	(70,226)
Provision for income tax	-	-
Net loss	$(25,975)	$(70,226)

Foreign currency translation adjustment	-	9
Total Comprehensive loss	$(25,975)	$(70,217)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	424,508,156	326,965,298

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net Loss	$(25,975)	$(70,226)
Changes in assets and liabilities:
Accounts payable	25,930	11,491
Net cash used in operating activities	(45)	(58,735)

Cash flows from financing activities:
Proceeds from sale of common stock	-	30,603
Repayments on borrowings from related party	-	(468,243)
Borrowings from related party	-	14,975
Net cash used in financing activities	-	(422,665)

Net decrease in cash	(45)	(481,400)
Effect on changes in foreign exchange rate	-	(29)
Cash at beginning of period	1,130	574,211
Cash at end of period	$1,085	$92,782
Supplemental disclosure information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Transactions
Expenses paid by related party on behalf of the Company	$25,930	$-

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

Note 1 - Organization

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc.) (the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control, and management adopted a new business plan based on the development of a “Pure Play” Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.

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

On December 31, 2015, the Company went through a change of control of ownership when (i) the Company issued under Regulation S an aggregate of 285,750,001 shares of the Company’s common stock to a total of 10 accredited foreign persons in exchange for the receipt of an aggregate of $300,000, including, but not limited to, Rong Yi Rong (Beijing) Asset Management Limited (“Rong Yi Rong”) (167,995,350 shares), Platinum Starlight HK Limited (15,176,877 shares), Beijing Run Zheng Technology Development Limited (27,297,224 shares), and Million Leader HK Limited (27,297,224 shares), and (ii) Rock Capital Limited sold 14,250,000 of its shares of the Company’s common stock to Platinum Starlight HK Limited in exchange for the receipt of an aggregate of $100,000, altogether representing approximately 91.8% of the issued and outstanding common stock of the Company. The Company received $269,435 as of December 31, 2015. The remaining amount was received in March 2016.

On December 19, 2016, Lin Kok Peng, chairman of the Board and the Company’s Chief Executive Officer and Chief Financial Officer, Allister Lim Wee Sing, director of the Company, and Jose Capote, secretary of the Company, resigned from the Board and their positions as Company officers. On the same day, the Board named Mr. Veng Kun Lun and Mr. Poh Kee Liew as new directors. Mr. Veng Kun Lun was also named to be the Chief Executive Officer and secretary of the Company, and Mr. Poh Kee Liew was named as Chief Financial Officer of the Company.

In November 2016, Rock Capital Limited transferred part of the Company’s common stock to individuals, and converted debt of $102,420 to 97,542,857 shares of the Company’s common stock.

On March 28, 2017, Rong Yi Rong and other shareholders transferred 133,131,711 shares of the Company’s common stock to LWH Biomass SDN BHD, a third party consulting company of Rong Yi Rong. The shares transferred represented approximately 31.4% of the issued and outstanding shares of common stock of the Company. As a result, LWH Biomass SDN BHD, on behalf of Rong Yi Rong, became the largest shareholder of the Company as of March 31, 2017 and the filing date.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company’s financial statements. The unaudited interim financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BASIS OF PRESENTATION

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has working capital deficiency and negative operating cash flows.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company’s cash position may not be significant enough to support the Company’s daily operations, management intends to raise additional funds by way of advances from shareholders, advances from CEO, equity and/or debt financing to fund operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

Note 3 - Related Party Activity

Since December 19, 2016, Mr. Veng Kun LUN, Chief Executive Officer of the Company, has been funding the Company for its routine operating expenditures. The Company had advances from Mr. LUN in the amount of $27,060 and $1,130 as of March 31, 2017 and December 31, 2016, respectively. Of the total advances of $27,060 as of March 31, 2017, $25,930 was for expenses directly paid by Mr. LUN on behalf of the Company.

Starting from January 1, 2017, the Company uses an office space from New Asia Energy Consultants Sdn Bhd for free. New Asia Energy Consultants Sdn Bhd was founded by Poh Kee Liew, Chief Financial Officer of the Company, and another third party individual. The Company is planning to acquire New Asia Energy Consultants Sdn Bhd.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

Note 4 – Litigation

On June 9, 2016, Sharon Morrison and Morrison Enterprises (“Plaintiffs”) filed a lawsuit (“Complaint”) in the Circuit Court of The Seventeenth Judicial Circuit In And For Broward County, Florida, naming Univest Tech Inc. (now known as New Asia Energy Inc. (“NAEI”), which is the Company’s current name) as a defendant as well as naming other defendants (including, but not limited to, Manminderjit (“Manny”) Singh, Esq., a Florida attorney, Luke Zouvas, Esq., a California attorney, and Zouvas Law Group, P.C. (“ZLG”), which is the law practice corporation owned by Mr. Zouvas) (collectively, “Defendants”). According to the Complaint, on March 24, 2014, (prior to the Change in Control), Manny Singh, Esq., allegedly emailed Ms. Morrison offering to sell her 5,000 shares in an investment opportunity he called “Chino Valley Arizona.” Allegedly, Ms. Morrison wired $10,000 in U.S. funds the next day to Luke Zouvas, Esq.’s trust account maintained by ZLG. The wire instructions stated “For Chino Valley Arizona 5,000 Shares.” On September 10, 2014, Ms. Morrison allegedly received an email from an employee of ZLG that had attached to it a September 9, 2014, letter signed by Manny Sing, Esq., transmitting a Stock Purchase Agreement that offered to sell Ms. Morrison, personally, 10,000 shares of Univest Tech Inc. (now NAEI) through a private resale of shares of capital stock purportedly held by Sandman Holdings Corp. which allegedly was a record or beneficial owner of Univest Tech, Inc., (now NAEI) stock at the time. Plaintiffs allege that they did not sign the Stock Purchase Agreement with Sandman Holdings Corp. and did not receive any shares of the capital stock of Univest Tech, Inc., (now NAEI). Plaintiffs are seeking $10,000 U.S. in damages from Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq., related to the Chino Valley Investment Opportunity based on various causes of action solely alleged against Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq. Although Plaintiffs have named Univest Tech, Inc., (now NAEI) as a party defendant in the Complaint, the Plaintiffs have not alleged any causes of action against Univest Tech, Inc. (now NAEI) for damages or to enforce or set aside the unsigned Stock Purchase Agreement for Sandman Holdings’ stock in Univest Tech, Inc., (now NAEI). Because Univest Tech, Inc., (now NAEI) has only been named in the lawsuit without seeking any damages from the Company, an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time. Although, if Plaintiffs amended the Complaint to state a cause of action for damages against Univest Tech, Inc., (now NAEI), then, based on the Plaintiffs’ present allegations, such a claim for damages would be for the same $10,000 U.S. in damage Plaintiffs are seeking against Defendants Manny Sing, Esq., ZLG, and Luke Zouvas, Esq. Based on the allegations of the Complaint, the Company is of the opinion that it should not have been named as a party-defendant to the proceedings just as Jaitegh Singh, Esq. (Manny Singh’s son and the Company’s principal shareholder in 2014) was not named as a party-defendant. There are no allegations that the Company was involved in offering or selling (i) the Chino Valley Investment Opportunity, (ii) the Stock Purchase Agreement with Sandman Holdings Corp. (which is not named as a party-defendant) or (iii) any other shares of the Company.

The Company has enlisted a Florida counsel to obtain the dismissal of the Complaint against the Company. The Company is vigorously defending itself in the litigation. The Company’s Florida counsel has filed a Motion to Dismiss for Lack of Jurisdiction seeking dismissal of the lawsuit on the grounds that the Florida Court lacks jurisdiction over the Company. In early October 2016, the Company’s Florida counsel has also served a Motion for Sanctions Pursuant to Section 57.105 of the Florida Statutes (the “57.105 Motion”) requesting that the Plaintiffs voluntarily dismiss the Company within 21 days or be subject to sanctions for continuing to pursue the lawsuit. Plaintiffs did not drop the Company from the law suit within 21 days or thereafter. Therefore, the Company’s Florida counsel filed the 57.105 Motion.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

Results of Operations

Three Months Ended March 31, 2017

We had no revenue for the three months ended March 31, 2017, or for the same period ended March 31, 2016.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended March 31, 2017, were $25,975. This compares with operating expenses for the three-month period ended March 31, 2016, were $70,226. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense in the first quarter of 2017 was related to decreased contract labour fees, general miscellaneous office expenses, and rental, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $25,975 for the three-month period ended March 31, 2017. This compares with a net loss for the three-month period ended March 31, 2016 of $70,226. The foreign exchange loss for the three months periods ended March 31, 2017 and March 31, 2016 were $0 and $9, respectively.

Since December 19, 2016, after the change in control, the Company has repackaged as an event solution company, which aims to provide excellent, efficient and quality products and services for all types of corporate events. In order to stay ahead of an increasingly competitive market, New Asia Energy, Inc. strives to provide a wide range of event related products and services to its prestigious clients. The Company’s philosophy is to provide high quality products and services and ensure that its clients experience the most memorable event possible.

The Company’s mission is to harness the professional expertise and experience of its internal staff, as well as the potential and power available in the events industry. It aims to portray as dynamic, innovative, and creative with easily affordable options to fulfil any event requirements.

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

We expect to undertake some near-term projects that would result in the generation of revenues, however, notwithstanding these developments we expect to incur operating losses through the balance of this year because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We expect to cover such shortfall in operating margins through advances from our principal shareholder(s) and other fund-raising measures that the Company deems appropriate.

Liquidity and Capital Resources.

As of March 31, 2017, we had cash of $1,085 and as of March 31, 2016, we had cash of $92,782.

We had net cash used in operating activities of $45 for the three-month period ended March 31, 2017 against $58,735 for the three-month period ended March 31, 2016. The decrease in cash used for operating activities during the three-month period ended March 31, 2017 were due to expenses paid by CEO Mr. LUN directly on behalf of the Company.

Cash flows used in financing activities were $0 during the three-month period ended March 31, 2017. Cash flows used in financing activities were $422,665 during the three-month period ended March 31, 2016. The major cash flows in 2016 were related to the repayment of advances made by Rock Capital Ltd (our previous principal shareholder) and to spending in company operations in the implementation of our business plan before the change in control.

Over the next twelve months we expect to use approximately $350,000 for working capital to develop operations in accordance with our new Business Model.

Our current principal source of liquidity will initially be from advances provided by our CEO, Mr LUN.

Over the next twelve months we estimate our principal source of liquidity will be derived from the revenue generated from the new business plan to become PR and IR consultant as well as event organizer. We projected to receive advance retainer of consultancy fee from clients who engage us as their PR and IR consultant.

We expect that such revenues would commence sometime in second quarter of 2017.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on advances from the CEO, Mr. Veng Kun LUN as well as from other sources of financing, including Private Placements of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to management’s reports on the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was sued by Sharon Morrison and Morrison Enterprises on June 9, 2016 as one of the party-defendant for the main defendant’s failure to deliver 5,000 shares (worth $10,000 stated in contract) of the Company’s common stock. See Note 4 to the accompanying unaudited financial statements for details.

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

NEW ASIA ENERGY, INC.

Date: May 15, 2017	By:	/s/ Veng Kun LUN
Veng Kun LUN
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Poh Kee LIEW
Poh Kee LIEW
Chief Financial Officer

