Form 10-Q
period 2017-06-30
NEW ASIA ENERGY INC.
filed 2017-08-11
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

_____________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of June 30, 2017, the Company had 424,508,156 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA ENERGY, INC.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” “NAEI,” or “Company” refer to NEW ASIA ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

NEW ASIA ENERGY, INC.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Current Assets

Cash	$1,085	$1,130
Total Current Assets	1,085	1,130
TOTAL ASSETS	$1,085	$1,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$4,000	$4,000
Advances from related party	59,802	1,130
Total Current Liabilities	63,802	5,130
TOTAL LIABILITIES	63,802	5,130

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	$-	$-
Common stock, par value $.001 per share; Authorized 500,000,000 shares; issued and outstanding 424,508,156 shares as of June 30, 2017 and December 31, 2016	424,508	424,508
Additional paid-in capital	418,762	418,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(906,025)	(847,308)
TOTAL SHAREHOLDERS’ DEFICIT	(62,717)	(4,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,130

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30 2017	Three Months Ended June 30 2016	Six Months Ended June 30 2017	Six Months Ended June 30 2016
General and administrative expenses	$32,742	$43,284	$58,717	$102,671
Total operating expenses	32,742	43,284	58,717	102,671
Loss from operations	(32,742)	(43,284)	(58,717)	(102,671)

Provision for income taxes	-	-	-	-
Net loss	$(32,742)	$(43,284)	$(58,717)	$(102,671)

Foreign currency translation loss	-	(25)	-	(16)
Total comprehensive loss	$(32,742)	$(43,309)	$(58,717)	$(102,687)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	424,508,156	326,965,299	424,508,156	326,965,299

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net loss	$(58,717)	$(102,671)
Changes in assets and liabilities:
Prepaid expenses	-	(1,500)
Accounts payable	58,672	4,333
Net cash used in operating activities	(45)	(99,838)

Cash flows from financing activities:
Proceeds from sale of common stock	-	30,603
Repayments on borrowings from related party	-	(468,243)
Borrowings from related party	-	18,421
Net cash used in financing activities	-	(419,219)

Net decrease in cash	(45)	(519,057)
Effect on changes in foreign exchange rate	-	(54)
Cash at beginning of period	1,130	574,211
Cash at end of period	$1,085	$55,100
Supplemental disclosure information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash transactions
Expenses paid by related party on behalf of the Company	$58,672	$-

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In November 2016, Rock Capital Limited transferred part of the Company’s common stock to certain individuals, and converted debt of $102,420 to 97,542,857 shares of the Company’s common stock.

On March 28, 2017, Rong Yi Rong and other shareholders transferred 133,131,711 shares of the Company’s common stock to LWH Biomass SDN BHD, a consulting company of Rong Yi Rong. The shares transferred represented approximately 31.4% of the issued and outstanding shares of common stock of the Company. As a result, LWH Biomass SDN BHD, on behalf of Rong Yi Rong, became the largest shareholder of the Company on March 28, 2017 and as of the filing date.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

Note 3 - Related Party Activity

Since December 19, 2016, Mr. Veng Kun LUN, Chief Executive Officer of the Company, has been funding the Company for its routine operating expenditures. The Company had advances from Mr. LUN in the amount of $59,802 and $1,130 as of June 30, 2017 and December 31, 2016, respectively. Of the total advances of $59,802 as of June 30, 2017, $58,672 was for expenses directly paid by Mr. LUN on behalf of the Company.

Starting from January 1, 2017, the Company uses an office space from New Asia Energy Consultants Sdn Bhd for free. New Asia Energy Consultants Sdn Bhd was founded by Poh Kee LIEW, Chief Financial Officer of the Company, and another third party individual. The Company is planning to acquire New Asia Energy Consultants Sdn Bhd.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Results of Operations

Three Months Ended June 30, 2017

We had no revenue for the three months ended June 30, 2017, or for the same period ended June 30, 2016.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended June 30, 2017, were $32,742. This compares with operating expenses for the three-month period ended June 30, 2016, which were $43,284. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended June 30, 2017 was related to decreased contract labour fees, general miscellaneous office expenses, and rental, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $32,742 for the three-month period ended June 30, 2017. This compares with a net loss for the three-month period ended June 30, 2016 of $43,284. The foreign exchange loss for the three months periods ended June 30, 2017 and June 30, 2016 were $0 and $25, respectively.

Six Months Ended June 30, 2017

We had no revenue for the six months ended June 30, 2017, or for the same period ended June 30, 2016.

Operating expenses, which consisted solely of general and administrative expenses for the six-month period ended June 30, 2017, were $58,717. This compares with operating expenses for the six-month period ended June 30, 2016, were $102,671. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the six-month ended June 30, 2017 was related to decreased contract labour fees, general miscellaneous office expenses, and rental, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $58,717 for the six-month period ended June 30, 2017. This compares with a net loss for the six-month period ended June 30, 2016 of $102,671. The foreign exchange loss for the six months periods ended June 30, 2017 and June 30, 2016 were $0 and $16, respectively.

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

Liquidity and Capital Resources.

As of June 30, 2017, we had cash of $1,085 and as of June 30, 2016, we had cash of $55,100

We had net cash used in operating activities of $45 for the six-month period ended June 30, 2017 against $99,838 for the six-month period ended June 30, 2016. The decrease in cash used for operating activities during the six-month period ended June 31, 2017 were due to expenses paid by CEO Mr. LUN directly on behalf of the Company.

Cash flows used in financing activities were $0 during the six-month period ended June 30, 2017. Cash flows used in financing activities were $419,219 during the six-month period ended June 30, 2016. The major cash flows in 2016 were related to the repayment of advances made by Rock Capital Ltd (our previous principal shareholder) and to spending in company operations in the implementation of our business plan before the change in control.

Over the next twelve months we expect to use approximately $350,000 for working capital to develop operations in accordance with our new Business Model.

Our current principal source of liquidity will initially be from advances provided by our CEO, Mr. LUN.

Over the next twelve months we estimate our principal source of liquidity will be derived from the revenue generated from the new business plan to become PR and IR consultant as well as event organizer. We projected to receive advance retainer of consultancy fee from clients who engage us as their PR and IR consultant.

We expect that such revenues would commence sometime before the end of the year of 2017.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEW ASIA ENERGY, INC.

Date: August 11, 2017	By:	/s/ Veng Kun LUN
Veng Kun LUN
Chief Executive Officer

Date: August 11, 2017	By:	/s/ Poh Kee LIEW
Poh Kee LIEW
Chief Financial Officer

