Form 10-Q
period 2017-09-30
NEW ASIA ENERGY INC.
filed 2017-11-28
CIK 1454510

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

As of September 30, 2017, the Company had 584,508,156 shares of common stock issued and outstanding.

FORM 10-Q

NEW ASIA ENERGY, INC.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” “NAEI,” or “Company” refer to NEW ASIA ENERGY, INC.

ITEM 1. FINANCIAL STATEMENTS

NEW ASIA ENERGY, INC.

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Current Assets

Cash	$1,085	$1,130
Total Current Assets	1,085	1,130
TOTAL ASSETS	$1,085	$1,130

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$4,000	$4,000
Advances from related party	90,111	1,130
Total Current Liabilities	94,111	5,130
TOTAL LIABILITIES	94,111	5,130

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	$-	$-
Common Stock, par value $.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 584,508,156 and 424,508,156 shares as of September 30, 2017 and December 31, 2016, respectively.	584,508	424,508
Additional paid-in capital	258,762	418,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(936,334)	(847,308)
TOTAL SHAREHOLDERS’ DEFICIT	(93,026)	(4,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,130

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30 2017	Three Months Ended September 30 2016	Nine Months Ended September 30 2017	Nine Months Ended September 30 2016
General and administrative expenses	$30,309	$33,335	$89,026	$136,006
Total operating expenses	30,309	33,335	89,026	136,006
Loss from operations	(30,309)	(33,335)	(89,026)	(136,006)

Provision for income taxes	-	-	-	-
Net loss	$(30,309)	$(33,335)	$(89,026)	$(136,006)

Foreign currency translation adjustment	-	(260)	-	(276)
Total comprehensive loss	$(30,309)	$(33,595)	$(89,026)	$(136,282)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	492,334,243	326,965,299	447,365,299	326,965,299

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Net loss	$(89,026)	$(136,006)
Changes in assets and liabilities:
Prepaid expenses	-	(4,000)
Accounts payable	88,981	2,859
Net cash used in operating activities	(45)	(137,147)

Cash flows from financing activities:
Proceeds from sale of common stock	-	30,603
Payments made to related parties	-	(468,243)
Advances from related party	-	48,421
Net cash used in financing activities	-	(389,219)

Net decrease in cash	(45)	(526,366)
Effect on changes in foreign exchange rate	-	(276)
Cash at beginning of period	1,130	574,211
Cash at end of period	$1,085	$47,569
Supplemental disclosure information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash transactions
Expenses paid by related parties on behalf of the Company	$88,981	$58,672
Common stocks issued to shareholder	$160,000	$-

The accompanying notes are an integral part of these unaudited financial statements

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note 1 - Organization

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc., "we", "our", the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control, and management adopted a new business plan based on the development of a “Pure Play” Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.

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

On July 23, 2015, the Company filed Articles of Amendment to its Articles of Incorporation with the Colorado Secretary of State to change the name of the Company from High Desert Assets, Inc. to New Asia Energy, Inc. On July 29, 2015, the Financial Industry Regulatory Authority (“FINRA”) approved the change.

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

On March 28, 2017, Rong Yi Rong and other shareholders transferred 133,131,711 shares of the Company’s common stock to LWH Biomass SDN BHD, a consulting company owned by Mr. Veng Kun Lun, the Chief Executive Officer of the Company. The shares transferred represented approximately 31.4% of the issued and outstanding shares of common stock of the Company. As a result, LWH Biomass SDN BHD became the largest shareholder of the Company on March 28, 2017.

On August 22, 2017, the Company issued an additional 160,000,000 shares to LWH Advisory SDN BHD. LWH Advisory SDN BHD is the new name for LWH Biomass SDN BHD. Following this issuance, LWH Advisory SDN BHD is the controlling shareholder of the Company with 52.7% of the shares held.

On September 13, 2017, the Company filed an amendment to the Company’s articles of incorporation to raise the authorized shares of the Company to 1,000,000,000.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

Note 3 - Related Party Activity

Since December 19, 2016, Mr. Veng Kun LUN, Chief Executive Officer of the Company, has been funding the Company for its routine operating expenditures.

The Company had advances from Mr. LUN in the amount of $90,111 and $1,130 as of September 30, 2017 and December 31, 2016, respectively. Of the total advances of $90,111 as of September 30, 2017, $88,981 was for expenses directly paid by Mr. LUN on behalf of the Company.

Starting from January 1, 2017, the Company uses an office space from New Asia Energy Consultants Sdn Bhd for free. New Asia Energy Consultants Sdn Bhd was founded by Poh Kee LIEW, Chief Financial Officer of the Company, and another third party individual. The Company is planning to acquire New Asia Energy Consultants Sdn Bhd.

On August 22, 2017, the Company issued an additional 160,000,000 shares to LWH Advisory SDN BHD. LWH Advisory SDN BHD was the largest shareholder of the Company then.

NEW ASIA ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

Note 4 – Litigation

On June 9, 2016, Sharon Morrison and Morrison Enterprises (“Plaintiffs”) filed a lawsuit (“Complaint”) in the Circuit Court of The Seventeenth Judicial Circuit In And For Broward County, Florida, naming Univest Tech Inc. (now known as New Asia Energy, Inc. (“NAEI”), which is the Company’s current name) as a defendant as well as naming other defendants (including, but not limited to, Manminderjit (“Manny”) Singh, Esq., a Florida attorney, Luke Zouvas, Esq., a California attorney, and Zouvas Law Group, P.C. (“ZLG”), which is the law practice corporation owned by Mr. Zouvas) (collectively, “Defendants”). According to the Complaint, on March 24, 2014, (prior to the Change in Control), Manny Singh, Esq., allegedly emailed Ms. Morrison offering to sell her 5,000 shares in an investment opportunity he called “Chino Valley Arizona.” Allegedly, Ms. Morrison wired $10,000 in U.S. funds the next day to Luke Zouvas, Esq.’s trust account maintained by ZLG. The wire instructions stated “For Chino Valley Arizona 5,000 Shares.” On September 10, 2014, Ms. Morrison allegedly received an email from an employee of ZLG that had attached to it a September 9, 2014, letter signed by Manny Sing, Esq., transmitting a Stock Purchase Agreement that offered to sell Ms. Morrison, personally, 10,000 shares of Univest Tech Inc. (now NAEI) through a private resale of shares of capital stock purportedly held by Sandman Holdings Corp. which allegedly was a record or beneficial owner of Univest Tech, Inc., (now NAEI) stock at the time. Plaintiffs allege that they did not sign the Stock Purchase Agreement with Sandman Holdings Corp. and did not receive any shares of the capital stock of Univest Tech, Inc., (now NAEI). Plaintiffs are seeking $10,000 U.S. in damages from Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq., related to the Chino Valley Investment Opportunity based on various causes of action solely alleged against Defendants Manny Singh, Esq., ZLG, and Luke Zouvas, Esq. Although Plaintiffs have named Univest Tech, Inc., (now NAEI) as a party defendant in the Complaint, the Plaintiffs have not alleged any causes of action against Univest Tech, Inc. (now NAEI) for damages or to enforce or set aside the unsigned Stock Purchase Agreement for Sandman Holdings’ stock in Univest Tech, Inc., (now NAEI). Because Univest Tech, Inc., (now NAEI) has only been named in the lawsuit without seeking any damages from the Company, an estimate of the potential loss, or range of loss, if any, to the Company relating to these proceedings is not possible at this time. Although, if Plaintiffs amended the Complaint to state a cause of action for damages against Univest Tech, Inc., (now NAEI), then, based on the Plaintiffs’ present allegations, such a claim for damages would be for the same $10,000 U.S. in damage Plaintiffs are seeking against Defendants Manny Sing, Esq., ZLG, and Luke Zouvas, Esq. Based on the allegations of the Complaint, the Company is of the opinion that it should not have been named as a party-defendant to the proceedings just as Jaitegh Singh, Esq. (Manny Singh’s son and the Company’s principal shareholder in 2014) was not named as a party-defendant. There are no allegations that the Company was involved in offering or selling (i) the Chino Valley Investment Opportunity, (ii) the Stock Purchase Agreement with Sandman Holdings Corp. (which is not named as a party-defendant) or (iii) any other shares of the Company.

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

Although Plaintiffs have alleged causes of action against other defendants that could exceed $10,000, Plaintiffs have only alleged a cause of action against NAEI that could result in a $10,000 judgment against Plaintiffs which is outside the jurisdiction of the Florida Circuit Court because it can only consider cases with damages in excess of $15,000. Therefore, in addition to the other basis for dismissal for lack of jurisdiction, NAEI could be dismissed for want of the Circuit Court’s jurisdiction. As such, the Company’s motion to dismiss the Amended Complaint still alleges a lack of any basis to have sued Univest Tech, Inc. (now NAEI) as well as a lack of any jurisdiction over Univest Tech, Inc. (now NAEI). The Company also included in that motion a claim that Plaintiffs have acted in Bad Faith in suing Univest Tech, Inc. (now NAEI) and should be sanctioned for having done so by an award of attorney’s fees and costs against Plaintiffs and their counsel for having sued Univest Tech, Inc. (now NAEI) in the Amended Complaint. On July 18, 2017, the motion to dismiss the Amended Complaint was denied. On August 17, 2017, the Company's Florida counsels filed a petition for certiorari. While the Company is of the opinion that NAEI will ultimately be dismissed from the action, the Company cannot assure that result under any circumstance.

Note 5 – Subsequent event

On October 28, 2017, the Company entered into an agreement with Poh Kee Liew, the Chief Financial Officer of the Company, pursuant to which the Company agreed to purchase 100% of the equity interest of New Asia Energy Investments Limited (“NAEI BVI”) at $50,000. After the transaction, the Company would become the sole shareholder of NAEI BVI. NAEI BVI is established on January 16, 2017 and has no material assets except for cash and cash equivalents.

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

Results of Operations

Three Months Ended September 30, 2017

We had no revenue for the three months ended September 30, 2017, or for the same period ended September 30, 2016.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended September 30, 2017, were $30,309. This compares with operating expenses for the three-month period ended September 30, 2016, which were $33,335. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended September 30, 2017 was related to decreased contract labour fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $30,309 for the three-month period ended September 30, 2017. This compares with a net loss for the three-month period ended September 30, 2016 of $33,335. The foreign exchange loss for the three months periods ended September 30, 2017 and September 30, 2016 were $0 and $260, respectively.

Nine Months Ended September 30, 2017

We had no revenue for the nine months ended September 30, 2017, or for the same period ended September 30, 2016.

Operating expenses, which consisted solely of general and administrative expenses for the nine-month period ended September 30, 2017, were $89,026. This compares with operating expenses for the nine-month period ended September 30, 2016, were $136,006. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the nine-month ended September 30, 2017 was related to decreased contract labour fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $89,026 for the nine-month period ended September 30, 2017. This compares with a net loss for the nine-month period ended September 30, 2016 of $136,006. The foreign exchange loss for the nine months periods ended September 30, 2017 and September 30, 2016 were $0 and $276, respectively.

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

Liquidity and Capital Resources.

As of September 30, 2017, we had cash of $1,085 and as of September 30, 2016, we had cash of $47,569.

We had net cash used in operating activities of $45 for the nine-month period ended September 30, 2017 against $137,147 for the nine-month period ended September 30, 2016. The decrease in cash used for operating activities during the nine-month period ended September 30, 2017 was due to expenses paid by Mr. Veng Kun LUN, Chief Executive Officer of the Company directly on behalf of the Company.

Cash flows used in financing activities were $0 during the nine-month period ended September 30, 2017. Cash flows used in financing activities were $389,219 during the nine-month period ended September 30, 2016. The major cash flows in 2016 were related to the repayment of advances made by Rock Capital Ltd. (our previous principal shareholder) and to spending in company operations in the implementation of our business plan before the change in control.

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

We expect that such revenues would commence sometime in the year of 2018.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION OR SUBSEQUENT EVENTS

On October 28, 2017, the Company entered into an agreement with Poh Kee Liew, the Chief Financial Officer of the Company, pursuant to which the Company agreed to purchase 100% of the equity interest of New Asia Energy Investments Limited (“NAEI BVI”) at $50,000. After the transaction, the Company would become the sole shareholder of NAEI BVI. NAEI BVI is established on January 16, 2017 and has no material assets except for cash and cash equivalents.

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

NEW ASIA ENERGY, INC.

Date: November 28, 2017	By:	/s/ Veng Kun LUN
Veng Kun LUN
Chief Executive Officer

Date: November 28, 2017	By:	/s/ Poh Kee LIEW
Poh Kee LIEW
Chief Financial Officer

