Form 10-K
period 2017-12-31
LNPR GROUP INC.
filed 2019-11-27
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 000-54171

                        LNPR GROUP, INC.

(Exact name of registrant as specified in its charter)
Colorado	26-1381565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25108 Marguerite Pkwy, Ste A 450 Mission Viejo, CA 92692

(Address of principal executive offices)

+805.729.1524

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of November 27, 2019, the aggregate market value was $0.

The number of shares outstanding of each of the issuer's classes of common stock, as of November 27, 2019 is as follows:

Classes of Common Stock	Shares Outstanding
Common Stock, $0.001 par value	18,612,837

DOCUMENTS INCORPORATED BY REFERENCE

None.

LNPR Group, Inc.

Annual Report on Form 10-K

For the Fiscal Years Ended December 31, 2017 and 2016

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

New Asia Energy, Inc. changed its name to LNPR GROUP, INC. on December 04, 2017, and since then our company is involved in events solution company which aims to provide excellent, efficient and quality products and services for all types of corporate events. In order to stay ahead of an increasingly competitive market, LNPR GROUP, INC. strives to provide a wide range of event related products and services to its prestigious clients. The Company’s philosophy is to provide high quality products and services and ensure that its clients experience the most memorable event possible.

LNPR GROUP, INC.’s mission is to harness the professional expertise and experience of its internal staff, as well as the potential and power available in the events industry. It aims to portray as dynamic, innovative, and creative with easily affordable options to fulfill any event requirements.

Event management is a very important application of project management to the creation and development of largescale events such as festivals, conferences, ceremonies, formal parties, concerts. Event planning includes budgeting, scheduling, acquiring necessary permits, site selection, and arranging for speakers, security, catering services, etc. It is primarily focused on communication with the public, e.g. the potential buyers and the media. By communicating relevant information about the Company including its products and services, event management specialists also help in the promotion of the business. They create a positive public image and establish a relationship with the target audience and media, to earn the consumers’ trust gradually.

Corporate History

LNPR GROUP, INC. (the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop, and market music based on technology solutions. Prior to February 2015, when the Company underwent a change in control, and management adopted a new business plan based on the development of a “Pure Play” Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms, our primary mission was to create music utilizing recognized talented artists with a substantial fan base as well as develop an Internet website and, thereafter, deliver the music to consumers through the website in several media forms as a marketing tool that would generate revenue. The Company would have sought advertisers for the website and would have been paid on a per “click” basis for ads which would have been viewed on our website. In addition, the Company planned to use the results of these activities as well as our sponsoring of performance events by such artists (both virtual and non-virtual festivals) to provide ongoing royalties to the Company and for the artists including song royalties, sales of CD's and down-loads, ringtone revenue, video and gaming.

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

On December 1, 2017, the Board of Directors of New Asia Energy, Inc. (the “Company”) adopted two Amendments to its Articles, changing the name of the Corporation to LNPR GROUP, INC., and effectuating a 40:1 reverse split of the company’s stock; the State of Colorado effectuated said changes on December 4, 2017; and on January 17, 2018, FINRA granted effectiveness for said changes and the ticker Symbol “LNPR”.

On December 24, 2018 Veng Kun Lun informed LNPR GROUP, INC., (the “Company”) that they are resigning from their positions as directors and/or officers of the Company. Veng Kun Lun decision to leave did not involve any disagreement with the Company on any matter relating to its operations, policies or practices.

On January 14, 2019 the Company, by written direction of the sole Director, appointed as a Director of the Company Joe Grimes which was accepted by Mr. Grimes. Mr. Grimes was also elected as Chief Executive Officer. The change of the officers and directors became effective as of.

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

ITEM 1A. RISK FACTORS.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

New Business Plan makes Potential Profits to Company

Prior to change of management team, the Company's previous operations are not growing and are not sustainable. As of December 31, 2017, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception through December 31, 2017, we generated no revenue. We had stockholders' deficit at December 31, 2017, following the change of management team. The Company will commence our new business as event solution company in first quarter of 2018 and we believed revenue to be generated from this new business will be sufficient to cover company expenses and will bring profits to the Company in year 2018.

Because we have incurred operating losses since our inception, our accountants have expressed doubts about our ability to continue as a going concern. However, company believed the new business commenced will generate sufficient income and make profits to the Company.

For the years ended December 31, 2017 and 2016, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses.

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

No Assurance of Success or Profitability

New management was on board on December 19, 2016 and there is a new business plan carries out by company new management since then. Company is planning to commence global communications marketing business which including Public Relationship, Investor Relationship and Event Organizer, in first quarter of 2018. However, due to lack of history record, the new business’s profitability is uncertain.

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

Limited Number of Directors and Officers

New management consists of only two people, i.e. (i) Joseph Grimes, who serves as Company’s Chief Executive Officer cum board of director, and (ii) Pok Kee LIEW, who serves as Company’s Chief Financial Officer cum board of director. They will be the only persons responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its two officers and two directors when selecting a target company. Our officers anticipate devoting only a limited amount of time per month to the business of the Company. Neither of our officers has entered into a written employment agreement with the Company and they are not expected to do so. The Company does not anticipate obtaining key man life insurance on our officers. The loss of the services of our officers would adversely affect development of the Company's business and its likelihood of continuing operations.

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

Limited or No Public Market Exists

There is currently a limited public market for the Company's common stock, via the OTCQB and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities offered hereby. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to affect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

Registration of Shares is Required

It is the SEC's position that securities issued by a “shell” company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the “Act”) but must be registered under the Securities Act of 1933. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also be registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements. The Company will make appropriate provisions under the Securities Act of 1933 to register the Company's shares for resale.”

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

Any issuance of additional shares of our common stock or preferred stock will dilute the percentage ownership interest of all shareholders and may dilute the book value per share of our common stock and may negatively impact the market price of our common stock.

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

RISK FACTORS CONCERNING OUR NEW BUSINESS

New Establish Business and Limited Experience of Directors and Officers

We will carry out new business plan in first quarter of 2018 involve in one stop solution for Public Relationship, Investor Relationship and event organizer. As a new established business, the viability and sustainability of the new business is uncertainty. It may generate profits if we able to identify new customers to provide services to them and received retainer fee from them.

Besides, both officers have no experiences in this new business. However, they have numerous contacts of professional PR and IR service provider. Our plan is to consolidate and solve all issues of clients to become one stop solution center to clients, then we will outsource the servicing to certain parties who are experienced and professional.

Collection Risk is minimal for new business

Our new business strategy is to receive upfront retainer monthly fee prior to provide any services to clients. Hence the collection risk for new business is deemed minimal.

Outsource the business to professional parties has minimize the operation risk

After we obtain new clientele for the PR/IR services, Company is plans to outsource the servicing to experienced service providers. It will minimize the operation risk to our Company and we will grow faster even with minimal internal employees in the future.

We plan to have few outsourced service providers for our future clients to avoid rely on single service provider. With liaise with more outsourced service providers, will benefits the clients as well as our company because we can always filter out those bad service providers and liaise only with those with excellence service providers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company currently uses an office at 25108 Marguerite Pkwy, Ste A 450 Mission Viejo, CA 92692 and is an office of CEO Joseph Grimes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is quoted on the OTCQB under the ticker symbol LNPR.

Market Information

Our common stock is currently quoted on the OTC Markets. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. Since April 28, 2015, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets under the symbol “HDAI” from April 28, 2015 until August 11, 2015 and “NAEI” since August 11, 2015 and LNPR since February 5, 2018. In February 2017, our shares have been quoted on OTCPink due to some unforeseen circumstances. OTC Markets Group Inc. (“OTC Markets”) sent us a letter mentioning they have become aware of promotional activities concerning our company and touting our common stock traded on the OTCQB Marketplace. However, new management of the company is totally unaware about the “promotional activities” and company has officially replied to OTC Markets. We will continue liaise with OTC Markets to clear their doubts and company will try to uplift OTCQB as soonest possible.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017

	High	Low
Fiscal Quarter Ended:
June 30, 2017	$3.200	$3.200
September 30, 2017	$5.600	$5.200
December 31, 2017	$2.840	$2.840

On December 31, 2017, the closing price for our common stock on the OTC Markets was $2.840 per share with respect to an insignificant volume of shares. The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of November 27, 2019, there were approximately 156 active holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock, par value of $0.001 per share (“Common Stock”). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of November 14, 2019, we had 18,612,837 outstanding shares of our Common Stock.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, rate-ably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

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

Recent Acquisition of Securities

None

Restricted Securities

As of November 27, 2019, we currently have approximately 18,612,837 shares of issued and outstanding common stock that qualify as “restricted securities” as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

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

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1)	Caution Regarding Forward-Looking Information.

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

Balance Sheet Data: at December 31, 2017

Cash	$1,085
Total assets	$1,085
Total liabilities	$179,208
Shareholders' deficit	$(178,123)

Operating Data: for the year ended December 31, 2017

Revenues	$–
Operating Expenses	$174,123
Net Loss	$174,123

Balance Sheet Data: at December 31, 2016

Cash	$1,130
Total assets	$1,130
Total liabilities	$5,130
Shareholders' equity	$4,000

Operating Data: for the year ended December 31, 2016

Revenues	$–
Operating Expenses	$439,917
Net Loss	$439,917

From our inception on November 6, 2007 through December 31, 2017, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal years ended December 31, 2017 and December 31, 2016, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. However, with new business plan to involve in Public Relationship, Investor Relationship and Event Organizer business, we believe we will be able to generate revenue from this new business and achieve and maintain profitability and positive cash flow in coming 2018.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2017 was $174,123. This compares with operating expenses for the year ended December 31, 2016 of $439,917. The major components of general and administrative expenses include office rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The increase in such expense in the year ended December 31, 2017 were related to increased administrative, legal, professional and accounting fees in connection with our change in control and the subsequent implementation of our new business plans. As a result of the foregoing, we had a net loss of $174,123 for the year ended December 31, 2017. This compares with a net loss for the year ended December 31, 2016 of $439,917.

As of December 24, 2018, after the change in management team, the Company is focused on a new Business Model. Our Business Model incorporates investor relation cum public relation consultancy.

The new Company’s plan is to provide investor relations cum public relations consultant services that help clients’ companies to shape and communicate their positioning and fair value, and to manage perception among their target audiences.

The Company’s positioning is the place it holds in the minds of its key publics: as an investment, as an employer, or as a corporate citizen. Every company has a positioning. The critical point is this: in the absence of a planned program, the company loses control over its positioning.

Each company – big or small, listed or not – has a fair value. If a company is listed, fair value takes on greater importance as it has an impact on share prices and ultimately, the perceived value of the company’s stock. In the absence of a planned investor relations program, companies will find that the perception of their fair value could be lower than the reality.

The Company’s team specializes in helping consultancy, professional services, fintech and business technology firms stand out as leaders in their markets. The company achieve this by delivering ambitious, high-impact public relations, inbound marketing and thought leadership campaigns. We will also support event management, marketing, advertisement and media promotion. All this will contribute greatly to our revenue and profits.

(3)	Liquidity and Capital Resources.

As of December 31, 2017, we had cash of $1,085 and as of December 31, 2016, we had cash of $1,130.

Net cash used for operating activities was $45 for the year ended December 31, 2017. This compares to net cash used for operating activities of $235,951 for the year ended December 31, 2016. The change resulted mainly from our increased net loss during the fiscal year ended December 31, 2017.

Net cash used in financing activities was $0 for the year ended December 31, 2017. This compares to net cash provided from financing activities of $337,130 for the year ended December 31, 2016. We had negative cash flows from financing activities for year ended December 31, 2017 because the Company changed its management team and had repaid and settled all amount due to related parties.

We had no other cash flows from financing activities for the years ended December 31, 2017 and 2016.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our unaudited financial statements as of December 31, 2017 and 2016 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph Grimes and Mr. Poh Kee Liew. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017 our disclosure controls and procedures are not effective.

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2017 and identified material weakness in internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2017, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Joseph Grimes	59	Chief Executive Officer and Director
Poh Kee LIEW	48	Chief Financial Officer and Director

Joseph Grimes

Joseph Grimes, an accomplished executive and serial entrepreneur with a 25 year track record of success who drives technology based business opportunities from conception through implementation. Experienced in developing high level go- to-market strategies, securing financing, building and executing multi-dimensional operation plans, and, directing and motivating dedicated, goal-oriented teams to function in a coordinated and systematic fashion and accomplish stated business objectives. I graduated from the University of California, Santa Barbara, with a BA in Economics and Environmental Studies and also with a graduate degree focusing on Operations Research and Logistics, with his thesis in deriving “Near-Optimal solutions” to NP-Complete transportation problems by leveraging heuristic solution techniques. During my 12 year tenure at ISERA Group, which I co-founded and was President, I managed 5 teams of software system designers tasked with developing sophisticated Decision Support Software Systems for commercial, military and government sectors for the Department of Defense and National Science Foundation (NSF). I successfully negotiated and managed sophisticated US Government contracts of $20 million including a Phase 3: 5-year Indefinite Quantity/Indefinite Delivery Contract (IQ/IDC) with U.S. Navy (sole source) resulting in five commercial software systems, which improved system through-put, reduced costs, increased overall system capacity, were easy-to-use, and in the case of the Quick Response Deployment Planner, saved countless lives. From 2015-2018, Joe served as the VP of Sales at Draker Energy, moving over to full time Business Development at Trimart in June of 2018.

Poh Kee LIEW

Mr. Poh Kee Liew, aged 48, was awarded a Diploma in Graphic Design from the PJ College Art and Design, Malaysia in 1995. Before joining the Company, he was the Business Development Director of AD Channel Creative, a Malaysian sole proprietorship company, since 2008. He has more than 20 years of experience in marketing materials graphic design, power point presentations and internet social media platform development as well as internal financial management. Mr. Liew will use his intensive financial and public relations management experience to lead the Company in the future, particularly in formulation of financial strategy of the Company.

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

Communications with the Board

Individuals may communicate with the Company's Board of Directors or individual directors by writing to the Company's office at 25108 Marguerite Pkwy, Ste A 450 Mission Viejo, CA 92692. The Secretary will review all such correspondence and forward to the Board of Directors a summary of all such correspondence and copies of all correspondence that, in the opinion of the Secretary, relates to the functions of the Board or committees thereof or that he otherwise determines requires their attention. Directors may review a log of all such correspondence received by the Company and request copies. Concerns relating to accounting, internal control over financial reporting or auditing matters will be immediately brought to the attention of the Board of Directors and handled in accordance with its procedures established with respect to such matters.

Code of Ethics

The Company's Board of Directors has adopted a Code of Ethics which applies to its principal executive officer and principal financial officer. A copy of the Code of Ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company 25108 Marguerite Pkwy, Ste A 450 Mission Viejo, CA 92692.

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

Based solely on a review of reports furnished to the Company during the fiscal year ended December 31, 2017 or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year:

ITEM 11. EXECUTIVE COMPENSATION

Since the change of management in December 2018, new management of the Company requires work five (5) days per week. Company will not be paying monthly salary to both new directors and officers including reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
	Year	($)	($)	($)	($)	($)	($)	($)	($)

Joseph Grimes	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Current CEO	2017	N/A

Veng Kun LUN	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former CEO	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Poh Kee Liew	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Current CFO	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Lin Kok Peng,	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Principal Executive Officer	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Jose A. Capote Former	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Secretary and Director	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Allister Lim Wee Sing	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Director	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 14, 2019, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership (2)	Percent of Class (1)(3)
	Officers and Directors

Veng Kun LUN	Chief Executive Officer and Director	Common Stock, $0.001 par value	0	0%
Poh Kee LIEW	Chief Financial Officer and Director	Common Stock, $0.001 par value	0	0%
All Officers and Directors as a group (2 persons named above)

	5% Security Holders

ROCK CAPITAL LIMITED	Common Stock, $0.001 par value	2,865,541	15.40%
BAYWALL, INC	Common Stock, $0.001 par value	1,500,000	8.06%
LUM CARMEN	Common Stock, $0.001 par value	2,000,000	10.75%
FORTRESS ADVISORS, LLC	Common Stock, $0.001 par value	2,000,000	10.75%
LUM CARMEN	Common Stock, $0.001 par value	2,060,793	11.07%
CHEUNG YIN	Common Stock, $0.001 par value	2,000,000	10.75%

_____________________________

* Less than 1%

(1)	On November 14, 2019, there were 18,612,837 shares of our common stock outstanding and no shares of Preferred Stock issued and outstanding. We have no outstanding stock warrants or outstanding stock options.

(2)	Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)	In determining the percent of voting stock owned by a person on November 14, 2019: (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 18,612,837 shares of common stock outstanding on November 14, 2019, and

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has two directors, including Joseph Grimes, who is the Chief Executive Officer and Poh Kee LIEW, who is the Chief Financial Officer.

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

Since December 19, 2016, the previous CEO Mr. Veng Kun LUN has been funding the Company for its routine operating expenditures. He has advanced to the Company $1,130 as of December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2017	December 31, 2016
Audit Fees	$–	$10,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
TOTAL	$–	$10,000

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2017 and 2016 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's unaudited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the U. S. Securities and Exchange Commission.

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

___________________

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

LNPR Group, Inc.

Dated: November 27, 2019	By:	/s/ Joseph Grimes
Joseph Grimes
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Signature	Title	Date

/s/ Joseph Grimes Joseph Grimes	Chief Executive Officer, Principal Executive Officer, Director	November 27, 2019

/s/ Poh Kee LIEW Poh Kee LIEW	Chief Financial Officer, Principal Financial Officer and Director	November 27, 2019

REPORT OF INDEPENDENT ACCOUNTING FIRM

Board of Directors and Stockholders

LNPR Group, Inc.

We have reviewed the accompanying balance sheet of LNPR Group, Inc. (the "Company") as of December 31, 2017, and the related statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform a review to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, a review of its internal control over financial reporting. Our review included consideration of internal control over financial reporting as a basis for designing review procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. A review also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our review provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LNPR Group, Inc. as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Caren Currier

Denton, Texas

November 2, 2019

REPORT OF INDEPENDENT ACCOUNTING FIRM

To the Board of Directors LNPR Group, Inc.

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

/s/ MaloneBailey, LLP

Houston, Texas

April 17, 2017

LNPR Group, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016

ASSETS
Current Assets

Cash	$1,085	$1,130
TOTAL ASSETS	$1,085	$1,130

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts Payable/Other Payables	$178,078	$4,000
Advances from related parties	1,130	1,130

TOTAL LIABILITIES	179,208	5,130

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares.	–	–
Common Stock, par value $.001 per share; Authorized 500,000,000 shares; issued and outstanding 584,508,156 and 424,508,156 shares respectively as of December 31, 2017 and 2016.	584,508	424,508
Capital paid in excess of par value	258,762	418,762
Stock subscriptions receivable	–	–
Accumulated other comprehensive income	38	38
Accumulated deficit	(1,021,431)	(847,308)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(178,123)	(4,000)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,085	$1,130

The accompanying notes are an integral part of these financial statements.

LNPR Group, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 21, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016

Operating Expenses:
General and Administrative	$174,123	$239,951
Loss (Gain) on Debt Extinguishment	–	199,966
Total Operating Expenses	174,123	439,917

Net Operating Loss	(174,123)	(439,917)

Provision for Income Tax	–	–

Net Loss	$(174,123)	$(439,917)

Foreign Currency Translation Adjustment	–	–

Comprehensive Loss	$(174,123)	$(439,917)

Net Loss Per Common Share - Basic	$(0.00)	$(0.00)

Net Loss Per Common Share - Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic	472,288,978	335,760,147

Weighted Average Common Shares Outstanding - Diluted	472,288,978	335,760,147

The accompanying notes are an integral part of these financial statements.

LNPR Group, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended December 31, 2017	Year Ended December 31, 2016

Net Loss	$(174,123)	$(439,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on debt extinguishment	–	199,966
Accounts payable	174,078	4,000
Expenses paid on behalf of Company	–	–
Cash used in operating activities	(45)	(235,951)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	30,603
Borrowings from related party	–	100,510
Repayment on borrowings from related party	–	(468,243)
Net cash provided by (used in) financing activities	–	(337,130)

Net increase (decrease) in cash	(45)	(573,081)
Effects on changes in foreign exchange rate	–	–
Cash at beginning of the year	1,130	574,211
Cash at end of the year	$1,085	$1,130

Supplemental disclosure information:
Income taxes paid	$–	$–
Interest paid	$–	$–

Non-cash transactions:
Debt settled with issuance of common stock	$–	$102,420

The accompanying notes are an integral part of these financial statements.

LNPR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Stock	Accumulated Other Comprehensive	Accumulated
	Issued	Stock	Value	Receivable	Income	Deficit	Total

Balance at December 31, 2015	326,965,299	$326,965	$213,919	$(30,603)	$38	$(407,391)	$209,856
Issuance of common stock for settlement	97,542,857	97,543	204,843	–	–	–	302,386
Proceeds from issuance of common stock	–	–	–	30,603	–	–	30,603
Net loss	–	–	–	–	–	(439,917)	(439,917)
Balance at December 31, 2016	424,508,156	424,508	418,762	–	38	(847,308)	(4,000)
Issuance of common stock	160,000,000	160,000	–	–	–	–	–
Proceeds from issuance of common stock	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(174,123)	(174,123)
Balance at December 31, 2017	584,508,156	$584,508	$418,762	$–	$38	$(1,021,431)	$(178,123)

The accompanying notes are an integral part of these financial statements.

LNPR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

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

On December 1, 2017, the Board of Directors of New Asia Energy, Inc. (the “Company”) adopted two Amendments to its Articles, changing the name of the Corporation to LNPR GROUP, INC., and effectuating a 40:1 reverse split of the company’s stock; the State of Colorado effectuated said changes on December 4, 2017; and on January 17, 2018, FINRA granted effectiveness for said changes and the ticker Symbol “LNPR”.

On December 24, 2018 Veng Kun Lun informed LNPR GROUP, INC., (the “Company”) that they are resigning from their positions as directors and/or officers of the Company. Veng Kun Lun decision to leave did not involve any disagreement with the Company on any matter relating to its operations, policies or practices.

On January 14, 2019 the Company, by written direction of the sole Director, appointed as a Director of the Company Joe Grimes which was accepted by Mr. Grimes. Mr. Grimes was also elected as Chief Executive Officer. The change of the officers and directors became effective as of December 24, 2018.

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

There were no potentially dilutive instruments outstanding during the years ended December 31, 2017 and 2016.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2017 and 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and 2016, the fair value of cash and accounts payable approximated carrying value due to the short maturity of the instruments.

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

In August 2016, the FASB issued ASU 2016-15, “ Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ”. These amendments provide cash flow statement classification guidance for: 1. Debt Prepayment or Debt Extinguishment Costs; 2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; 3. Contingent Consideration Payments Made after a Business Combination; 4. Proceeds from the Settlement of Insurance Claims; 5. Proceeds from the Settlement of Corporate- Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; 6. Distributions Received from Equity Method Investees; 7. Beneficial Interests in Securitization Transactions; and 8. Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

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

On December 1, 2017, the Board of Directors of New Asia Energy, Inc. (the “Company”) adopted two Amendments to its Articles, changing the name of the Corporation to LNPR GROUP, INC., and effectuating a 40:1 reverse split of the company’s stock; the State of Colorado effectuated said changes on December 4, 2017; and on January 17, 2018, FINRA granted effectiveness for said changes and the ticker Symbol “LNPR”.

On December 24, 2018 Veng Kun Lun informed LNPR GROUP, INC., (the “Company”) that they are resigning from their positions as directors and/or officers of the Company. Veng Kun Lun decision to leave did not involve any disagreement with the Company on any matter relating to its operations, policies or practices.

On January 14, 2019 the Company, by written direction of the sole Director, appointed as a Director of the Company Joe Grimes which was accepted by Mr. Grimes. Mr. Grimes was also elected as Chief Executive Officer. The change of the officers and directors became effective as of.

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ending December 31,
	2017	2016

Net loss attributable to common stockholders	$(174,123)	$(439,917)
Basic weighted average outstanding shares of common stock	472,288,978	335,760,147
Dilutive effects of common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	472,288,978	335,760,147
Net loss per share of common stock - basic and diluted	$0.00	$0.00

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2017		December 31, 2016
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets:
Net operating loss	$1,021,431	$174,123	$847,308	$327,315
Valuation allowance	(1,021,431)	(174,123)	(847,308)	(327,315)
Total deferred tax asset	$–	$–	$–	$–

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2017 and December 31, 2016, the Company had approximately $1,021,431 and $847,308, respectively, in unused federal net operating loss carry- forwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $174,123 and $327,315 resulting from the loss carry-forwards has been offset by a 100% valuation allowance.

The following table reconciles the statutory U.S. federal income tax rate to the Company's effective income tax rate.

	For the year ended December 31,	For the year ended December 31,
	2017	2016

U.S. Federal statutory rate	34%	34%
State income tax rate (net of federal benefit)	4.63%	4.63%
Changes in valuation allowance for DTA	-38.63%	-38.63%
Effective income tax rate	–%	–%

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

The Company has enlisted a Florida counsel to obtain the dismissal of the Complaint against the Company. The Company is vigorously defending itself in the litigation. The Company's Florida counsel has filed a Motion to Dismiss for Lack of Jurisdiction seeking dismissal of the lawsuit on the grounds that the Florida Court lacks jurisdiction over the Company. In early October 2016, the Company's Florida counsel has also served a Motion for Sanctions Pursuant to Section 57.105 of the Florida Statutes (the "57.105 Motion") requesting that the Plaintiffs voluntarily dismiss the Company within 21 days or be subject to sanctions for continuing to pursue the lawsuit. Plaintiffs did not drop the Company from the lawsuit within 21 days or thereafter. Therefore, the Company’s Florida counsel filed the 57.105 Motion.

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

For the years ended December 31, 2017 and 2016, the rental expense is $0 and $0, respectively. As of December 31, 2017, future minimum lease commitments under the non-cancellable lease $0.00.

Note 8 – Subsequent Events

Starting from January 1, 2019, the Company uses an office space from Joseph Grimes, CEO.

