Form 10-Q
period 2018-03-31
LNPR GROUP INC.
filed 2019-11-27
CIK 1454510

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54171

LNPR GROUP, INC.

(Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction)	(IRS Employer File Number)

25108 Marguerite Pkwy, Ste A 450
Mission Viejo, CA	92692
(Address of principal executive offices)	(Zip code)

+805.729.1524

(Registrant’s telephone number, including area code)

New Asia Energy, Inc

Level 23, NU Tower 2,

Jalan Tun Sambanthan, Sentral 50470. Kuala Lumpur

+603 2727 1688

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 27, 2019, the Company had 18,612,837 shares of common stock issued and outstanding.

FORM 10-Q

LNPR GROUP, INC.

PART I

FINANCIAL INFORMATION

References in this document to “us,” “we,” “LNPR,” or “Company” refer to LNPR GROUP, INC.

ITEM 1. FINANCIAL STATEMENTS

LNPR GROUP, INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Current Assets

Cash	$1,085	$1,085
Total Current Assets	1,085	1,085
TOTAL ASSETS	$1,085	$1,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$196,906	$178,078
Advances from related party	1,130	1,130
Total Current Liabilities	198,036	179,208

TOTAL LIABILITIES	198,036	179,208

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	–	–
Common Stock, par value $.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 18,612,837 and 18,612,837 shares as of March 31, 2018 and December 31, 2017, respectively	584,508	584,508
Additional paid-in capital	258,762	258,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(1,040,259)	(1,021,431)
TOTAL SHAREHOLDERS’ DEFICIT	(196,951)	(178,123)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,085

The accompanying notes are an integral part of these unaudited financial statements

LNPR, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

General and administrative expenses	$18,828	$25,975
Total operating expenses	18,828	25,975
Loss from operations	(18,828)	(25,975)

Provision for income taxes	–	–
Net loss	$(18,828)	$(25,975)

Foreign currency translation adjustment	–	–
Total comprehensive loss	$(18,828)	$(25,975)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	18,612,837	335,760,147

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net loss	$(18,828)	$(25,975)
Changes in assets and liabilities:
Prepaid expenses	18,829	–
Accounts payable	–	–
Net cash used in operating activities	(1)	(25,975)

Cash flows from financing activities:
Proceeds from sale of common stock	–	–
Payments made to related parties	–	–
Advances from related party	–	25,930
Net cash used in financing activities	–	25,930

Net decrease in cash	1	(45)
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,085	1,130
Cash at end of period	$1,085	$1,130

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties of behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

Note 1 - Organization

ORGANIZATION

LNPR GROUP, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc. and previously known as New Asia Energy, Inc., "we", "our", the “Company”), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control, and management adopted a new business plan based on the development of a “Pure Play” Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.

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

Results of Operations

Three Months Ended March 31, 2018

We had no revenue for the three months ended March 31, 2018, or for the same period ended March 31, 2017.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended March 31, 2018, were $18,828. This compares with operating expenses for the three-month period ended March 31, 2017, which were $25,975. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended March 31, 2018 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $18,828 for the three-month period ended March 31, 2018. This compares with a net loss for the three-month period ended March 31, 2017 of $25,975. The foreign exchange loss for the three months periods ended March 31, 2018 and March 31, 2017 were $0 and $0, respectively.

Three Months Ended March 31, 2018

We had no revenue for the three months ended March 31, 2018, or for the same period ended March 31, 2017.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended March 31, 2018, were $18,828. This compares with operating expenses for the three-month period ended March 31, 2017, which were $25,975. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended March 31, 2018 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $18,828 for the three-month period ended March 31, 2018. This compares with a net loss for the three-month period ended March 31, 2017 of $25,975. The foreign exchange loss for the three months periods ended March 31, 2018 and March 31, 2018 were $0 and $0, respectively.

Since December 24, 2018, after the change in control, the Company has repackaged as an event solution company, which aims to provide excellent, efficient and quality products and services for all types of corporate events. In order to stay ahead of an increasingly competitive market, LNPR Group, Inc. strives to provide a wide range of event related products and services to its prestigious clients. The Company’s philosophy is to provide high quality products and services and ensure that its clients experience the most memorable event possible.

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

Liquidity and Capital Resources.

As of March 31, 2018, we had cash of $1,085 and as of March 31, 2017, we had cash of $1,130.

We had net cash used in operating activities of $45 for the three-month period ended March 31, 2017 against $0.00 for the three-month period ended March 31, 2018. The non-use of cash for operating activities during the three-month period ended March 31, 2018 was due to no expenses being paid.

Cash flows used in financing activities were $0 during the three-month period ended March 31, 2018. Cash flows used in financing activities were $45 during the three-month period ended March 31, 2017.

Our current principal source of liquidity will initially be from advances provided by our former CEO, Mr. LUN.

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

Future Financings

In the first three quarters of 2018 LNPR GROUP, INC. continued to rely on advances from the former CEO, Mr. Veng Kun LUN to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LNPR GROUP, INC.

Date: November 27, 2019	By:	/s/ Joseph Grimes
Joseph Grimes Chief Executive Officer

Date: November 27, 2019	By:	/s/ Poh Kee LIEW
Poh Kee LIEW
Chief Financial Officer

