Form 10-Q
period 2018-09-30
LNPR GROUP INC.
filed 2019-11-27
CIK 1454510

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

LNPR GROUP, INC.

PART I

FINANCIAL INFORMATION

References in this document to “us,” “we,” “LNPR,” or “Company” refer to LNPR GROUP, INC.

ITEM 1. FINANCIAL STATEMENTS

LNPR GROUP, INC.

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Current Assets

Cash	$1,085	$1,085
Total Current Assets	1,085	1,085
TOTAL ASSETS	$1,085	$1,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$207,582	$178,078
Advances from related party	1,130	1,130
Total Current Liabilities	208,712	179,208

TOTAL LIABILITIES	208,712	179,208

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	–	–
Common Stock, par value $.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 18,612,837 and 18,612,837 shares as of September 30, 2018 and December 31, 2017, respectively.	584,508	584,508
Additional paid-in capital	258,762	258,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(1,050,935)	(1,021,431)
TOTAL SHAREHOLDERS’ DEFICIT	(207,627)	(178,123)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,085

The accompanying notes are an integral part of these unaudited financial statements

LNPR, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

General and administrative expenses	$507	$30,309	$29,504	$89,026
Total operating expenses	507	30,309	29,504	89,026
Loss from operations	(507)	(30,309)	(29,504)	(89,026)

Provision for income taxes	–	–	–	–
Net loss	$(507)	$(30,309)	$(29,504)	$(89,026)

Foreign currency translation adjustment	–	–	–	–
Total comprehensive loss	$(507)	$(30,309)	$(29,504)	$(89,026)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	18,612,837	18,612,837	18,612,837	18,612,837

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net loss	$(29,504)	$(89,026)
Changes in assets and liabilities:
Prepaid expenses	29,505	–
Accounts payable	–	88,981
Net cash used in operating activities	1	(45)

Cash flows from financing activities:
Proceeds from sale of common stock	–	–
Payments made to related parties	–	–
Advances from related party	–	–
Net cash used in financing activities	–	–

Net decrease in cash	1	(45)
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,085	1,130
Cash at end of period	$1,085	$1,085

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties on behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Results of Operations

Three Months Ended September 30, 2018

We had no revenue for the three months ended September 30, 2018, or for the same period ended September 30, 2017.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended September 30, 2018, were $507. This compares with operating expenses for the three-month period ended September 30, 2017, which were $30,309. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended September 30, 2018 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $507 for the three-month period ended September 30, 2018. This compares with a net loss for the three-month period ended September 30, 2017 of $30,309. The foreign exchange loss for the three months periods ended September 30, 2018 and September 30, 2017 were $0 and $0, respectively.

Nine Months Ended September 30, 2018

We had no revenue for the nine months ended September 30, 2018, or for the same period ended September 30, 2017.

Operating expenses, which consisted solely of general and administrative expenses for the nine-month period ended September 30, 2018, were $29,504. This compares with operating expenses for the nine-month period ended September 30, 2017, which were $89,026. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the nine-month ended September 30, 2018 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $29,504 for the nine-month period ended September 30, 2018. This compares with a net loss for the nine-month period ended September 30, 2017 of $89,026. The foreign exchange loss for the nine months periods ended September 30, 2018 and September 30, 2017 were $0 and $0, respectively.

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

Liquidity and Capital Resources.

As of September 30, 2018, we had cash of $1,085 and as of September 30, 2017, we had cash of $1,085.

We had net cash used in operating activities of $45 for the nine-month period ended September 30, 2017 against $0.00 for the nine-month period ended September 30, 2018. The non-use of cash for operating activities during the three-month period ended September 30, 2018 was due to no expenses being paid.

Cash flows used in financing activities were $0 during the nine-month period ended September 30, 2018. Cash flows used in financing activities were $45 during the nine-month period ended September 30, 2017.

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

We expect that such revenues would commence sometime in the year of 2019.

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

