Form 10-K
period 2018-12-31
LNPR GROUP INC.
filed 2019-11-27
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

LNPR Group, Inc.

Annual Report on Form 10-K

For the Fiscal Years Ended December 31, 2018 and 2017

ii

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

ITEM 1A. RISK FACTORS.

RISK FACTORS CONCERNING OUR BUSINESS AND OPERATIONS

New Business Plan makes Potential Profits to Company

Prior to change of management team, the Company's previous operations are not growing and are not sustainable. As of December 31, 2018, we have no successful operating history. There can be no guarantee that we will ever be profitable. From our inception through December 31, 2018, we generated no revenue. We had stockholders' deficit at December 31, 2018, following the change of management team. The Company will commence our new business as event solution company in first quarter of 2020 and we believed revenue to be generated from this new business will be sufficient to cover company expenses and will bring profits to the Company in year 2020.

Because we have incurred operating losses since our inception, our accountants have expressed doubts about our ability to continue as a going concern. However, company believed the new business commenced will generate sufficient income and make profits to the Company.

For the years ended December 31, 2018 and 2017, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our continued net losses.

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

RISK FACTORS CONCERNING OUR NEW BUSINESS

New Establish Business and Limited Experience of Directors and Officers

We will carry out new business plan in first quarter of 2019 involve in one stop solution for Public Relationship, Investor Relationship and event organizer. As a new established business, the viability and sustainability of the new business is uncertainty. It may generate profits if we able to identify new customers to provide services to them and received retainer fee from them.

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

Fiscal Year Ended December 31, 2018

	High	Low
Fiscal Quarter Ended:
June 30, 2018	$0.800	$0.800
September 30, 2018	$0.400	$0.400
December 31, 2018	$0.350	$0.350

On December 31, 2018, the closing price for our common stock on the OTC Markets was $0.350 per share with respect to an insignificant volume of shares. The volume of shares traded on the OTC Markets was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Approximate Number of Holders of Our Common Stock

As of November 27, 2019, there were approximately 156 active holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 1,000,000,000 shares of common stock, par value of $0.001 per share (“Common Stock”). Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Company's Articles of Incorporation do not permit for cumulative voting for the election of directors. As of November 14, 2019, we had 18,612,837 outstanding shares of our Common Stock.

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

On August 19, 2015, the Board of Directors of the Company approved a resolution acknowledging that Rock Capital Limited, the principal controlling shareholder of the Company, (i) had been advancing all the funds to the Company since February 6, 2015 to pay for operating expenses of the Company (“Prior Advances”) and (ii) would be required to advance an additional $250,000 to the Company to fund further operating expenses and investments of the Company (“Future Advances”, and together with Prior Advances, “Advances”). The Board further resolved that these Advances would constitute an interest-free loan to the Company to be repaid by the close of business on October 31, 2015. However, if the Company was unable to repay these Advances by such date, Rock Capital Limited, at its sole discretion, would have the option to extend the repayment deadline or convert all or a portion of the above Advances into common stock at a conversion price of $0.02 per share. As of December 31, 2015, the principal shareholder, Rock Capital Limited, had not yet acted to exercise its option to convert the Advances to shares of common stock, thus the Advances remained as an interest-free loan to the Company. In a letter dated January 8, 2016, Rock Capital Ltd. requested repayment of the advances made to date and on January 31, 2016, the Company issued a letter to Rock Capital Ltd. confirming its agreement to repay the advances. On March 17th 2016, the Company repaid a total of $ 468,243 to Rock Capital Ltd.

On November 20, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Jun Wei Kang Biotechnology Co Ltd., a company registered in the People's Republic of China and listed on the Shanghai Equity Exchange under the symbol “SEEQ:206322” (“JWK”). The parties agreed that within 30 days after the execution of the MOU, JWK and/or its nominees will make an initial purchase of equity in the Company for an amount to be determined by mutual agreement of the parties thereto. This purchase will be set forth in one or more definitive purchase agreements, which will be negotiated and executed by the parties during the 30-day period. Subsequent to the signing of this MOU, On December 31, 2015, New Asia Energy, Inc. (the “Company”) issued an aggregate of 285,750,001 shares of the Company's common stock to a total of 10 persons in exchange for the receipt of an aggregate of $300,000.

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

Recent Acquisition of Securities

None

Restricted Securities

As of November 14, 2019, we currently have approximately 18,612,837 shares of issued and outstanding common stock that qualify as “restricted securities” as defined by Rule 144 of the Securities Exchange Act of 1933, as amended.

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

Balance Sheet Data: at December 31, 2018

Cash	$1,085
Total assets	$1,085
Total liabilities	$208,712
Shareholders' deficit	$(207,627)

Operating Data: for the year ended December 31, 2018

Revenues	$–
Operating Expenses	$29,504
Net Loss	$29,504

Balance Sheet Data: at December 31, 2017

Cash	$1,085
Total assets	$1,085
Total liabilities	$179,208
Shareholders' equity	$(178,123)

Operating Data: for the year ended December 31, 2017

Revenues	$–
Operating Expenses	$174,123
Net Loss	$174,123

From our inception on November 6, 2007 through December 31, 2018, we have generated no revenue and have no operations. As a result we have no operating history upon which to evaluate our intended business. In addition, we have a history of losses.

As of our fiscal years ended December 31, 2018 and December 31, 2017, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our history of net losses. However, with new business plan to involve in Public Relationship, Investor Relationship and Event Organizer business, we believe we will be able to generate revenue from this new business and achieve and maintain profitability and positive cash flow in coming 2020.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2018 was $29,504. This compares with operating expenses for the year ended December 31, 2017 was $174,123. The major components of general and administrative expenses include office rental, travel, accounting fees, consulting fees, legal and professional fees and stock transfer fees. The decrease in such expense in the year ended December 31, 2017 were related to decreased administrative, legal, professional and accounting fees in connection with our change in control and the subsequent implementation of our new business plans. As a result of the foregoing, we had a net loss of $29,504 for the year ended December 31, 2018. This compares with a net loss for the year ended December 31, 2017 of $174,123.

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

As of December 31, 2018 and 2017, we had cash of $1,085.

Net cash used for operating activities was $0 for the year ended December 31, 2018. This compares to net cash used for operating activities of $45 for the year ended December 31, 2017. The change resulted mainly from no payments made during the fiscal year ended December 31, 2018.

Net cash used in financing activities was $0 for the year ended December 31, 2018. This compares to net cash provided from financing activities of $0 for the year ended December 31, 2018. We had no cash flows from financing activities for year ended December 31, 2018 because the Company changed its management team and had repaid and settled all amount due to related parties.

We had no other cash flows from financing activities for the years ended December 31, 2018 and 2017.

Over the next twenty-four months we estimate our principal source of liquidity will be derived from the revenue generated from the new business plan to become PR and IR consultant as well as event organizer. We projected to receive advance retainer of consultancy fee from clients who engage us as their PR and IR consultant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our unaudited financial statements as of December 31, 2018 and 2017 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Joseph Grimes and Mr. Poh Kee Liew. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018 our disclosure controls and procedures are not effective.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2018, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION

Joseph Grimes	60	Chief Executive Officer and Director
Poh Kee LIEW	49	Chief Financial Officer and Director

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

Poh Kee LIEW

Mr. Poh Kee Liew, age 49, was awarded a Diploma in Graphic Design from the PJ College Art and Design, Malaysia in 1995. Before joining the Company, he was the Business Development Director of AD Channel Creative, a Malaysian sole proprietorship company, since 2008. He has more than 20 years of experience in marketing materials graphic design, power point presentations and internet social media platform development as well as internal financial management. Mr. Liew will use his intensive financial and public relations management experience to lead the Company in the future, particularly in formulation of financial strategy of the Company.

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

On April 1, 2016, the Company entered into an agreement with New Asia Momentum Pte Ltd., a Singapore private company owned and controlled by Lin Kok Peng, chairman of the Board and the Company’s Chief Executive Officer and Chief Financial Officer at the time, for leasing its office space for one year. The monthly rent is around $3,476.

Since December 19, 2016, the previous CEO Mr. Veng Kun LUN has been funding the Company for its routine operating expenditures. He has advanced to the Company $1,130 as of December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm's Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant.

	December 31, 2018	December 31, 2017
Audit Fees	$–	$–
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
TOTAL	$–	$–

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

REPORT OF INDEPENDENT ACCOUNTING FIRM

Board of Directors and Stockholders

LNPR Group, Inc.

We have reviewed the accompanying balance sheet of LNPR Group, Inc. (the "Company") as of December 31, 2018, and the related statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LNPR Group, Inc. as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Caren Currier

Denton, Texas

November 3, 2019

REPORT OF INDEPENDENT ACCOUNTING FIRM

Board of Directors and Stockholders

LNPR Group, Inc.

We have reviewed the accompanying balance sheet of LNPR Group, Inc. (the "Company") as of December 31, 2018, and the related statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LNPR Group, Inc. as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Caren Currier

Denton, Texas
November 3, 2019

LNPR Group, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS
Current Assets

Cash	$1,085	$1,085
TOTAL ASSETS	$1,085	$1,085

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts Payable/Other Payables	$207,582	$178,078
Advances from related parties	1,130	1,130

TOTAL LIABILITIES	208,712	179,208

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares.	–	–
Common Stock, par value $.001 per share; Authorized 1,000,000,000 shares; issued and outstanding 18,612,837 and 18,612,837 shares respectively as of December 31, 2018 and 2017.	584,508	584,508
Capital paid in excess of par value	258,762	258,762
Stock subscriptions receivable	–	–
Accumulated other comprehensive income	38	38
Accumulated deficit	(1,050,935)	(1,021,431)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(207,627)	(178,123)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,085	$1,085

The accompanying notes are an integral part of these financial statements.

LNPR Group, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 21, 2018 AND 2017

	Year Ended December 31, 2018	Year Ended December 31, 2017

Operating Expenses:
General and Administrative	$29,504	$174,123
Loss (Gain) on Debt Extinguishment	–	–
Total Operating Expenses	29,504	174,123

Net Operating Loss	(29,504)	(174,123)

Provision for Income Tax	–	–

Net Loss	$(29,504)	$(174,123)

Foreign Currency Translation Adjustment	–	–

Comprehensive Loss	$(29,504)	$(174,123)

Net Loss Per Common Share - Basic	$(0.00)	$(0.00)

Net Loss Per Common Share - Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic	18,612,837	472,288,978

Weighted Average Common Shares Outstanding - Diluted	18,612,837	472,288,978

The accompanying notes are an integral part of these financial statements.

LNPR Group, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net Loss	$(29,504)	$(174,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on debt extinguishment	–	–
Accounts payable	29,504	174,078
Expenses paid on behalf of Company	–	–
Cash used in operating activities	–	(45)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	–
Borrowings from related party	–	–
Repayment on borrowings from related party	–	–
Net cash provided by (used in) financing activities	–	–

Net increase (decrease) in cash	–	(45)
Effects on changes in foreign exchange rate	–	–
Cash at beginning of the year	1,085	1,130
Cash at end of the year	$1,085	$1,085

Supplemental disclosure information:
Income taxes paid	$–	$–
Interest paid	$–	$–

Non-cash transactions:
Debt settled with issuance of common stock	$–	$102,420

The accompanying notes are an integral part of these financial statements.

LNPR GROUP, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Stock	Accumulated Other Comprehensive	Accumulated
	Issued	Stock	Value	Receivable	Income	Deficit	Total

Balance at December 31, 2016	425,508,156	$424,508	$418,762	$–	$38	$(847,308)	$(4,000)

Issuance of common stock * before 40:1

Proceeds from issuance of common stock	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(174,123)	(174,123)
Balance at December 31, 2017	18,612,837	$584,508	$418,762	$–	$38	$(1,021,431)	$(178,123)

Issuance of common stock	–	–	–	–	–	–	–
Proceeds from issuance of common stock	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(29,504)	(29,504)
Balance at December 31, 2018	18,612,837	$584,508	$418,762	$–	$38	$(1,050,935)	$(207,627)

The accompanying notes are an integral part of these financial statements.

LNPR GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Note 1 – Organization and Summary of Significant Accounting Policies

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc., (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music based on technology solutions. In February 2015, the Company underwent a change in control, and management adopted a new business plan based on the development of a "Pure Play" Renewable/Alternative/Distributed Energy Technology Solutions and Wastes to Resources and Energy platforms.

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

There were no potentially dilutive instruments outstanding during the years ended December 31, 2018 and 2017.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018 and 2017, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the fair value of cash and accounts payable approximated carrying value due to the short maturity of the instruments.

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

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ending December 31,
	2018	2017

Net loss attributable to common stockholders	$(29,504)	$(174,123)
Basic weighted average outstanding shares of common stock	18,612,837	472,288,978
Dilutive effects of common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	18,612,837	472,288,978
Net loss per share of common stock - basic and diluted	$0.00	$0.00

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2018	December 31, 2017

Deferred tax assets:
Net operating loss	$29,504	$174,123
Valuation allowance	(29,504)	(174,123)
Total deferred tax asset	$–	$–

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2018 and December 31, 2017, the Company had approximately $1,050,935 and $1,021,431, respectively, in unused federal net operating loss carry- forwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $29,504 and $174,123 resulting from the loss carry-forwards has been offset by a 100% valuation allowance.

The following table reconciles the statutory U.S. federal income tax rate to the Company's effective income tax rate.

	For the year ended December 31,	For the year ended December 31,
	2018	2017

U.S. Federal statutory rate	34%	34%
State income tax rate (net of federal benefit)	4.63%	4.63%
Changes in valuation allowance for DTA	-38.63%	-38.63%
Effective income tax rate	–%	–%

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

For the years ended December 31, 2018 and 2017, the rental expense is $0 and $0, respectively. As of December 31, 2018, future minimum lease commitments under the non-cancellable lease $0.00.

Note 8 – Subsequent Events

Starting from December 24, 2018, the Company uses an office space from Joseph Grimes, CEO.

