Form 10-Q
period 2019-03-31
LNPR GROUP INC.
filed 2019-11-27
CIK 1454510

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2019

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

As of November 14, 2019, the Company had 18,612,837 shares of common stock issued and outstanding.

FORM 10-Q

LNPR GROUP, INC.

PART I

FINANCIAL INFORMATION

References in this document to “us,” “we,” “LNPR,” or “Company” refer to LNPR GROUP, INC.

ITEM 1. FINANCIAL STATEMENTS

LNPR GROUP, INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Current Assets

Cash	$1,085	$1,085
Total Current Assets	1,085	1,085
TOTAL ASSETS	$1,085	$1,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$207,582	$196,906
Advances from related party	1,130	1,130
Total Current Liabilities	208,712	198,036

TOTAL LIABILITIES	208,712	198,036

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	–	–
Common Stock, par value $.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 18,612,837 and 18,612,837 shares as of March 31, 2019 and December 31, 2018, respectively.	584,508	584,508
Additional paid-in capital	258,762	258,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(1,050,935)	(1,021,431)
TOTAL SHAREHOLDERS’ DEFICIT	(207,627)	(178,123)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,085

The accompanying notes are an integral part of these unaudited financial statements

LNPR, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

General and administrative expenses	$–	$18,828
Total operating expenses	–	18,828
Loss from operations	–	(18,828)

Provision for income taxes	–	–
Net loss	$–	$(18,828)

Foreign currency translation adjustment	–	–
Total comprehensive loss	$–	$(18,828)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	18,612,837	18,612,837

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net loss	$–	$(18,828)
Changes in assets and liabilities:
Prepaid expenses	–	18,828
Accounts payable	–	–
Net cash used in operating activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	–	–
Payments made to related parties	–	–
Advances from related party	–	–
Net cash used in financing activities	–	–

Net decrease in cash	–	–
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,085	1,085
Cash at end of period	$1,085	$1,085

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties on behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Results of Operations

Three Months Ended March 31, 2019

We had no revenue for the three months ended March 31, 2019, or for the same period ended March 31, 2018.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended March 31, 2019, were $0. This compares with operating expenses for the three-month period ended March 31, 2018, which were $18,828. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended March 31, 2019 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $0 for the three-month period ended March 31, 2019. This compares with a net loss for the three-month period ended March 31, 2018 of $18,828. The foreign exchange loss for the three months periods ended March 31, 2019 and March 31, 2018 were $0 and $0, respectively.

Three Months Ended March 31, 2019

We had no revenue for the three months ended March 31, 2019, or for the same period ended March 31, 2018.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended March 31, 2019, were $0. This compares with operating expenses for the three-month period ended March 31, 2018, which were $18,828. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended March 31, 2019 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $0 for the three-month period ended March 31, 2019. This compares with a net loss for the three-month period ended March 31, 2018 of $18,828. The foreign exchange loss for the three months periods ended March 31, 2019 and March 31, 2018 were $0 and $0, respectively.

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

Liquidity and Capital Resources.

As of March 31, 2019, we had cash of $1,085 and as of March 31, 2018, we had cash of $1,085.

We had net cash used in operating activities of $0 for the three-month period ended March 31, 2018 against $0.00 for the three-month period ended March 31, 2019. The non-use of cash for operating activities during the three-month period ended March 31, 2019 was due to no expenses being paid.

Cash flows used in financing activities were $0 during the three-month period ended March 31, 2019. Cash flows used in financing activities were $0 during the three-month period ended March 31, 2018.

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

Future Financings

In the first quarter of 2019 LNPR GROUP, INC. continued to rely on advances from the CEO, Mr. Joseph Grimes to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of March 31, 2019.

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

