Form 10-Q
period 2019-06-30
LNPR GROUP INC.
filed 2019-11-27
CIK 1454510

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2019

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

FORM 10-Q

LNPR GROUP, INC.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” “LNPR,” or “Company” refer to LNPR GROUP, INC.

ITEM 1. FINANCIAL STATEMENTS

LNPR GROUP, INC.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Current Assets

Cash	$1,085	$1,085
Total Current Assets	1,085	1,085
TOTAL ASSETS	$1,085	$1,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Accounts payable	$207,582	$207,075
Advances from related party	1,130	1,130
Total Current Liabilities	208,712	208,205

TOTAL LIABILITIES	208,712	208,205

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	–	–
Common Stock, par value $.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 18,612,837 and 18,612,837 shares as of June 30, 2019 and December 31, 2018, respectively	584,508	584,508
Additional paid-in capital	258,762	258,762
Accumulated other comprehensive income	38	38
Accumulated deficit	(1,050,935)	(1,050,428)
TOTAL SHAREHOLDERS’ DEFICIT	(207,627)	(207,120)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,085

The accompanying notes are an integral part of these unaudited financial statements

LNPR, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

General and administrative expenses	$–	$10,169	$–	$28,997
Total operating expenses	–	10,169	–	28,997
Loss from operations	–	(10,169)	–	(28,997)

Provision for income taxes	–	–	–	–
Net loss	$–	$(10,169)	$–	$(28,997)

Foreign currency translation adjustment	–	–	–	–
Total comprehensive loss	$–	$(10,169)	$–	$(28,997)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	18,612,837	18,612,837	18,612,837	18,612,837

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net loss	$–	$(28,997)
Changes in assets and liabilities:
Prepaid expenses	–	28,997
Accounts payable	–	–
Net cash used in operating activities	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	–	–
Payments made to related parties	–	–
Advances from related party	–	–
Net cash used in financing activities	–	–

Net decrease in cash	–	–
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,085	1,085
Cash at end of period	$1,085	$1,085

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties on behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Results of Operations

Three Months Ended June 30, 2019

We had no revenue for the three months ended June 30, 2019, or for the same period ended June 30, 2018.

Operating expenses, which consisted solely of general and administrative expenses for the three-month period ended June 30, 2019, were $0. This compares with operating expenses for the three-month period ended June 30, 2018, which were $10,169. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the three-month ended June 30, 2019 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $0 for the three-month period ended June 30, 2019. This compares with a net loss for the three-month period ended June 30, 2018 of $10,169. The foreign exchange loss for the three months periods ended June 30, 2019 and June 30, 2018 were $0 and $0, respectively.

Six Months Ended June 30, 2019

We had no revenue for the six months ended June 30, 2019, or for the same period ended June 30, 2018.

Operating expenses, which consisted solely of general and administrative expenses for the six-month period ended June 30, 2019, were $0. This compares with operating expenses for the six-month period ended June 30, 2018, which were $28,997. The major components of general and administrative expenses include accounting fees, legal and professional fees, travelling expenses and stock transfer fees. The huge decrease in such expense for the six-month ended June 30, 2019 was related to decreased contract labor fees, general miscellaneous office expenses, and travelling expenses, in connection with our cash conserving strategy and the implementation of our new business plans. As a result of the foregoing, we had a net loss of $0 for the six-month period ended June 30, 2019. This compares with a net loss for the six-month period ended June 30, 2018 of $28,997. The foreign exchange loss for the six months periods ended June 30, 2019 and June 30, 2018 were $0 and $0, respectively.

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

Liquidity and Capital Resources.

As of June 30, 2019, we had cash of $1,085 and as of June 30, 2018, we had cash of $1,085.

We had net cash used in operating activities of $0 for the six-month period ended June 30, 2018 against $0.00 for the six-month period ended June 30, 2019. The non-use of cash for operating activities during the six-month period ended June 30, 2019 was due to no expenses being paid.

Cash flows used in financing activities were $0 during the six-month period ended June 30, 2019. Cash flows used in financing activities were $0 during the six-month period ended June 30, 2018.

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

Future Financings

In the first six quarters of 2019 LNPR GROUP, INC. continued to rely on advances from the CEO, Mr. Joseph Grimes to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of June 30, 2019.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

