Form 10-Q
period 2022-09-30
LNPR GROUP INC.
filed 2022-11-18
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to___________________________

Commission File Number: 000-54171

LNPR GROUP INC.
(Exact name of Registrant as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5190 Neil Rd, Ste. 430, Reno, NV	89502
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: +44 7856 940110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☐ No ☒ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐.
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock on November 8, 2022, was 47,985,382.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LNPR GROUP INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets

Cash	$1,085	$1,085
Total Current Assets	1,085	1,085
TOTAL ASSETS	$1,085	$1,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

Current liabilities
Other payables	$208,712	$208,712
Accrued expenses	4,563	10,000
Advance from related party	11,800	–

Total Current Liabilities	225,075	218,712

TOTAL LIABILITIES	225,075	218,712

SHAREHOLDERS’ DEFICIT
Preferred stock, par value $0.10 per share; Authorized 10,000,000 shares, issued and outstanding -0- shares.	–	–
Common Stock, par value $0.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 47,985,382 and 43,612,837 as of September 30, 2022 and December 31, 2021, respectively.	613,881	609,858
Additional paid-in capital	258,762	258,762
Accumulated deficit	(1,096,632)	(1,085,897)

TOTAL SHAREHOLDERS’ DEFICIT	(223,990)	(217,627)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,085	$1,085

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

General and administrative expenses	$(1,800)	$(875)	$(6,363)	$(2,625)
Total operating expenses	(1,800)	(875)	(6,363)	(2,625)
Loss from operations	(1,800)	(875)	(6,363)	(2,625)

Share-based Compensation	(4,823)	–	(28,523)	–
Impairment Loss	–	–	–	–
Total other income (expense)	(4,823)	–	(28,523)	–

Loss before Income Tax	(6,623)	(875)	(34,885)	(2,625)
Provision for income taxes	–	–	–	–
Net loss	$(6,623)	$(875)	$(34,885)	$(2,625)

Foreign currency translation adjustment	–	–	–	–
Total comprehensive loss	$(6,623)	$(875)	$(34,885)	$(2,625)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding basic	44,556,329	43,612,837	44,556,329	43,612,837
Weighted average common shares outstanding diluted	44,556,329	43,612,837	44,556,329	43,612,837

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 2021	43,612,837	$609,508	$258,762	$(1,085,897)	$(217,627)

Cancellation of common stock	(24,150,000)	(24,150)	–	24,150	–
Issuance of common stock	28,522,545	28,523	–	–	28,523
Net loss	–	–	–	(34,885)	(34,885)
Balance at September 30, 2022	47,985,382	$613,881	$258,762	$(1,096,632)	$(223,990)

The accompanying notes are an integral part of these financial statements.

LNPR GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net loss	$(34,885)	$(2,625)
Changes in assets and liabilities:
Share Based Compensation	28,523	–
Accrued expense and other payable	(5,438)	2,625
Net cash used in operating activities	(11,800)	–

Cash flows from financing activities:
Proceeds from sale of common stock	–	–
Advances from related party	11,800	–
Net cash used in financing activities	11,800	–

Net decrease in cash	–	–
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,085	1,085
Cash at end of period	$1,085	$1,085

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties on behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP INC.

Notes to Condensed Financial Statements

September 30, 2022

Note 1 - Organization

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc.), (the "Company"), was incorporated in the State of Colorado on November 6, 2007. The Company was originally formed to develop and market music-based technology solutions.

On December 1, 2017, the Board of Directors of the Company adopted two Amendments to its Articles, changing the name of the Company to “LNPR Group Inc.,” and effectuating a 40:1 reverse split of the Company’s stock; the State of Colorado effectuated said changes on December 4, 2017; and on January 17, 2018, FINRA granted effectiveness for said changes and the ticker symbol became “LNPR.”

The objective of the Company was to seek and finalize agreement with a founder or a team the Company deems suitable to execute a new business plan. In 2022, the Company specifically sought candidates within the AI education industry and discovered an experienced founder, Mark Emerson, along with his team, in this industry to procure the personnel and development of an AI-based, English-learning software targeted at Asia with a view to expand to the international market. On July 21, 2022, Mark Emerson gained majority control of the Company and was appointed as a director and CEO of the Company.

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

Critical Accounting Policies and Estimates

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto as presented in the Company’s Annual Report on Form 10-K.

NET LOSS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

There were no potentially dilutive instruments outstanding during the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that impact the Company’s operations.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the 12 months following the date of these financial statements. The Company has suffered recurring losses and has working capital deficiency and negative operating cash flows.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investment with an original maturity of three months or less to be cash/equivalents.

SHARE-BASED COMPENSATION

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from consultants in accordance with the accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement if there is a term.

The Company accounts for equity instruments issued in exchange for the receipt of services from employees in the financial statements based on their fair values at the date of grant. The fair value of awards is amortized over the requisite service period.

Note 3 – Movement of Capital

Common Stock

As of January 25, 2022, the Company cancelled 23,350,000 common shares for a total consideration of $23,350 and issued 23,700,000 common shares at par value for a total of $23,700 which consisted of 22,000,000 shares of Common Stock to Paul Falconer (the Company’s CEO and the owner of Falconer Family Office (“FFO”) and 1,700,000 shares to FFO for services.

On February 23, 2022, the Company entered into a Mutual General Release and Settlement Agreement with Peter Grimes pursuant to which Mr. Grimes agreed to cancel 300,000 shares previously issued to him.

On February 23, 2022, we entered into a Mutual General Release and Settlement Agreement with Kirkland Family Trust pursuant to which the trust agreed to cancel 500,000 shares previously issued to it.

On July 20, 2022, the Company issued 650,000 common shares at par value for a total of $650 to Falconer Family Office (HK) Limited, a subsidiary under FFO, for services.

On July 20, 2022, a total of 4,172,545 shares were issued to the directors of the Company for their services under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

On July 21, 2022, Mark Emerson purchased 24,472,545 (51%) shares from Paul Falconer in a private sale and gained majority control of the Company. Mr. Falconer has resigned as a director and officer of the Company.

Preferred Stock

There was no movement of preferred stock during the period.

Note 4 – Advance from Related Party

Paul Falconer advanced $11,800 to the Company as of September 30, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand.

Note 5 – Subsequent event

There were no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section of our Registration Statement on Form 10. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Overview

Our current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. We will utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

•	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

On March 20, 2022, the Company identified a target operating company and started conducting due diligence on the entity. Upon satisfactory results, the Company and the target operating company will enter into a letter of intent for an upcoming merger. If the due diligence comes back as satisfactory, the Company and the target operating company will enter into a letter of intent for an upcoming merger. Through this merger, the target operating company’s principal business will become the business of the entity post-merger and the major controlling interesting will be transferred to the target operating company’s principals.

Results of Operations during the three-months ended September 30, 2022 as compared to the three-months ended September 30, 2021.

We have not generated any revenues during the three-months ended September 30, 2022 and 2021. We had total operating expenses of $1,800 related to general and administrative expenses during the three-months ended September 30, 2022, compared to total operating expenses of $875 during the three-months ended September 30, 2021. We incurred zero interest expense during three-months ended September 30, 2022 and 2021. During the three-months ended September 30, 2022 and 2021, we had a net loss of $6,623 and $875 respectively, mainly due to our general and administrative expenses which includes general administration fees, audit, professional quarterly review fees and share-based compensation.

Results of Operations during the nine-months ended September 30, 2022 as compared to the nine-months ended September 30, 2021.

We have not generated any revenues during the nine-months ended September 30, 2022 and 2021. We had total operating expenses of $6,363 related to general and administrative expenses during the nine-months ended September 30, 2022, compared to total operating expenses of $2,625 during the nine-months ended September 30, 2021. We incurred zero interest expense during nine-months ended September 30, 2022 and 2021. During the nine-months ended September 30, 2022 and 2021, we had a net loss of $34,885 and $2,625 respectively, mainly due to our general and administrative expenses which includes general administration fees, audit, professional quarterly review fees and share-based compensation.

Liquidity and Capital Resources

At present, the Company has no business operations and no cash resources other than that provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our management has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until we enter into a business combination. We would be unable to continue as a going concern without interim financing provided by management.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. We depend upon services provided by management to fulfill our filing obligations under the Exchange Act. At present, we have no committed financial resources to pay for such services.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by our management.

During the next 12 months we anticipate incurring costs related to:

•	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	franchise fees, registered agent fees, legal fees and accounting fees; and

•	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of $60,000-$80,000 per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by management.

On September 30, 2022 we had cash of $1,085 and on September 30, 2021, we had cash of $1,085

We currently plan to satisfy our cash requirements for the next 12 months through borrowings/advances from our management and believe we can satisfy our cash requirements. We expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and our management.  We have only limited capital. Additional financing is necessary for us to continue as a going concern. Our independent auditors have issued an audit opinion for the year ended December 31, 2021 with an explanatory paragraph on going concern.

Share Capital

	Common Stock	Total

Balance at December 31, 2021	43,612,837	$609,508

Cancellation of common stock January 25, 2022	(23,350,000)	(23,350)

Cancellation of common stock February 23, 2022	(800,000)	(800)

Issuance of common stock January 25, 2022	23,700,000	23,700

Issuance of common stock July 20, 2022	48,22,545	4,823

Balance at September 30, 2022	47,985,382	$613,881

On January 25, 2022 the Company cancelled 23,350,000 common shares for a total consideration of $23,350.

On January 25, 2022, the Company issued 23,700,000 common shares at par value for a total of $23,700, which consisted of 22,000,000 shares of Common Stock to Paul Falconer (our CEO and the owner of FFO and 1,700,000 shares to FFO for services.

On February 23, 2022, we entered into a Mutual General Release and Settlement Agreement with Peter Grimes pursuant to which Mr. Grimes agreed to cancel 300,000 shares previously issued to him.

On February 23, 2022, we entered into a Mutual General Release and Settlement Agreement with Kirkland Family Trust pursuant to which the trust agreed to cancel 500,000 shares previously issued to it.

Effective June 7, 2022, we entered into Consulting Agreement with Yee Yui Advisory Limited, a subsidiary of Falconer Family Office Limited, a company incorporated under the laws of the United Kingdom, which is controlled by Paul Falconer, our CEO (“FFO”) pursuant to which the Company issued 650,000 shares to Nicola Yip for consulting services.

Effective June 7, 2022, we issued an aggregate of 4,172,545 shares of Common Stock to our officers and directors in exchange for previous services provided as officers and directors. The shares were issued under the Company’s 2022 Stock Incentive Plan.

On July 21, 2022, Mark Emerson purchased 24,472,545 (51%) shares from Paul Falconer in a private sale and gained majority control of the Company. The change of control was not disclosed in a Current Report on Form 8-K due to an issue with the EDGAR filing system as it pertains to the Company.

Effective July 21, 2022, Paul Falconer resigned as the CEO and director of the Company and Mark Emerson was appointed as the CEO and director.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2022 and 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended September 30, 2022 and 2021, and are included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Mark Emerson who serves as our principal executive officer, and our Chief Financial Officer, Eng Wah Kung who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Emerson and Kung evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the three months ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the three months ended September 30, 2022, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2022, we issued 650,000 shares of common stock to Falconer Family Office (HK) Limited, a subsidiary under FFO, for services.

On July 20, 2022, a total of 4,172,545 shares were issued to our management for services. The shares were issued under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

The shares above were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D under the Securities Act, based in part on the representations of the investors. There were no sales commissions paid pursuant to these transactions.

Item 5. Other Information

On July 21, 2022, Mark Emerson purchased 24,472,545 (51%) shares from Paul Falconer in a private sale and gained majority control of the Company. Effective July 21, 2022, Mr. Falconer resigned as a director and officer of the Company. Effective July 21, 2022, Mr. Emerson was appointed as Chief Executive Officer and director of the Company.

Effective September 10, 2022, Nicola Yip resigned as COO and director of the Company.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Section 1350 Certification of Principal Executive Officer
31.2*	Section 1350 Certification of Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNPR GROUP INC.

Date: November 18, 2022	By:	/s/ Mark Emerson
Mark Emerson, Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Eng Wah Kung
Eng Wah Kung, Chief Financial Officer (Principal Financial and Accounting Officer)

