Form 10-K
period 2022-12-31
LNPR GROUP INC.
filed 2023-03-31
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-18730

LNPR Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	26-1381565
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 S. Main St., Suite 1220, Salt Lake City, UT	84111
(Address of Principal Executive Offices)	(Zip Code)

(801) 699-2928

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrants most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Markets on June 30, 2022 was approximately $19,463,437. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be “affiliates.”

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2023, was 57,735,382.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) for LNPR Group Inc., a Colorado corporation (the “Company”), contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this Form 10-K that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

PART I

ITEM 1.	BUSINESS

As used in this Form 10-K, the terms “we,” “us,” “our,” and the “Company” refer to LNPR Group Inc., a Colorado corporation, and its subsidiaries.

Our Business

NYCEdutec, a wholly owned subsidiary of LNPR Group Inc., is building a breakthrough artificial intelligence (AI) system for the purpose of teaching the English language for learners across the globe. We are on pace to release our AI technology across an initial 13 countries in three continents in Q4 of 2023.

Nearly three billion people are trying to learn English every day. The market for learning English with digital devices is growing at 250% globally, (26% CAGR) and is projected to spend $63Billion annually by 2026[1]. Yet the market is experiencing a shift away from the traditional classrooms and toward digital and online solutions on personal devices. The most significant reasons for the market shift are the lack of teachers, the lack of meaningful practice, and the lack of individualized learning based on the learner’s needs.

We believe our AI-powered “Super Teachers” will solve the problem of human teachers being in short supply. The AI Super Teachers will bring more effective, affordable, and personalized instruction direct to learners’ devices. The AI under development has 20 unique engines to provide relevant instruction content to learners as well as capture and analyze behavioral data from millions of users, therefore enabling high-quality, individualized teaching on a huge scale.

We plan to initially offer free access to our product and, therefore, generating high user adoption. Once we have acquired a high volume of users, we plan to generate revenue via advertising, in-app purchase and subscription and/or premium upgrade offerings. In particular, we intend to monetize our unique metadata generated by our users. The AI engine(s) will capture and analyze behavioral data for learning the English language from millions of users across multiple countries that we believe is not accessible to others. Metadata would include speed of language acquisition across countries, genders, ages, economic strata, first languages, etc.

In order to support the operations and the growth of the business as well as the product development, we raised an initial $1,150,000 in funding in January through February of 2023. We plan on launching our product in Q4 of 2023 and we plan on raising additional capital to launch our AI product into the market. This raise will also be used for growth and expansion of brand building, product enhancement, infrastructure, and additional countries beyond the initial 13 countries we plan on focusing our initial launch, including, Indonesia, India, Malaysia, Myanmar, Thailand, Sri Lanka, U.S., Mexico, Panama, UAE, Saudi Arabia, Jordan and Qatar, already prepared for product rollout.

Although there is currently no public market for our Common Stock, we intend to apply for quotation of our Common Stock on OTCQB during 2024 and we will consider a listing on a senior exchange (assuming it is in the best interest of shareholders and we comply with listing requirements) within 24 months beyond that as we grow globally. There can be no assurance that any application for the quotation of our Common Stock on an automated quotation system will be approved. There also can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority (“FINRA”); nor can there be any assurance that such an application for quotation will be approved.

We are led by an experienced President/CEO who has successfully managed a public company previously, as well as served as VP of digital English products within Pearson Education. Our executive management consists of senior executives with extensive experience in the global market space of teach English language with technology.

_______________

[1] Statista Infograph Data 2020

Principal Products or Services and Their Markets

We are focused on developing AI-powered products focusing on digital English learning. Our targeted markets are Asia, Eastern Europe and Middle East.

We are in the process of creating the ultimate ‘Super Teachers’ that we believe will replace conventional evening classes and weekend tutors. The AI Super Teachers will provide instructional content specifically tailored for each learner’s English language capability. The Super Teachers will be analyzing in real time the strengths, weaknesses, mother tongue, age, education background and pace-of-learning of each student. With that data, the AI provides customized instruction in real time that suits each learner’s needs to accelerate English language mastery. Learning the English language will no longer be the inefficient and rote model from the past of memorizing vocabulary words. With NYCEdutec’s AI English learning system, learning English will be multi-dimensional, dynamic learning that covers all aspects of learning a language – especially pronunciation, listening comprehension and simulated conversation for practice.

Nearly three billion people are trying to learn English every day while the market is experiencing a shift away from the traditional classrooms and toward digital and online solutions on personal devices. We believe that the most significant reasons for the market shift are the lack of teachers, the lack of meaningful practice, and the lack of individualized learning based on the learner’s needs. Our AI English learning system will provide solutions to the market of these three billion people who can learn English in a more flexible and personalized way.

Distribution Methods for Our Products and Services

In order to accelerate adoption of our product by millions of end users, we have already begun establishing distribution with companies around the world that have large, built-in customer bases such as mobile wireless networks (aka “providers”), webstores, international education publishers and government entities. We already have established relationships with such entities throughout 13 countries, and we expect to negotiate contracts with them beginning with a sales focus initially in Southeast Asia and expanding into Eastern Europe and the Middle East geographic markets in Q4’23.

We have decided to initially focus on Asia due to the increasing adoption of the digital education system in the Asia-Pacific region, which is anticipated to provide numerous profitable opportunities for the market players operating in the Digital English language Learning market in the coming years.[2]

We expect that the distribution inroads we have made throughout Asia will springboard the viral distribution of our product to the three billion population of South, North and Central Asia, followed immediately by Middle East countries and Eastern Europe assuming that the distribution contracts are successfully secured.

Competition

Historically, the market competition for English language learning has been by language centers and evening classes. However, the market has been shifting quickly away from in-classroom instruction and toward learning on personal devices with digital tools. Because this market shift is relatively new (last 10 years), we do not believe there are currently distinguished or dominant leaders, globally, as it relates to digital tools for language learners. While numerous English language apps exist, those apps are typically limited in their global reach and tend to focus primarily on the country from which they are based. For example, in Japan, several English language apps may be created and marketed there, but those apps are not often seen in the markets of other countries.

_______________

[2] Markets and Research, April 2019

More specifically, when “AI” is applied to digital English language learning, it is difficult to point out a single leading company in the field as AI is relatively new to language instruction. However, some companies that claim to offer AI-powered English language learning solutions include:

1.	LAIX – a company in China that creates products to popularize English learning.
2.	Duolingo – a language learning platform marketing that they use AI to personalize the learning experience for each user.
3.	Babbel – States that it uses AI to provide personalized language learning content.

These are just a few examples of companies that claim to use AI for teaching English language. Each of the companies has its own unique approach to language learning and the effectiveness of their solutions may vary depending on the learner’s dedication.

Customers

Our targeted customers are non-native English-speaking young adults who would like to improve their English for better prospects and opportunities by learning the English language digitally. We plan on reaching our target customers through large, built-in customer bases of mobile wireless networks, webstores, international education publishers and government entities in the B2C markets of Asia, Eastern Europe and Middle East. We aim to reach the three billion population in these territories who are keen to improve their English language skills for better prospects and opportunities with the AI English learning system.

Intellectual Property

On December 12, 2022, NYCEdutec entered into a Software License Agreement with NYC English, LLC (“NYC English”), a Utah limited liability company which is controlled by the Company’s CEO, Mark Emerson. The initial term of the agreement is until December 31, 2024. Unless terminated pursuant to the agreement, the agreement may be renewed by mutual written agreement of the parties. Each of NYCEdutec and NYC English may immediately terminate and/or temporarily suspend the agreement at any time in the event of several defaults detailed in the agreement.

Pursuant to the agreement, NYCEdutec is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world.

Through our wholly-owned subsidiary, NYCEdutec, we are developing state-of-the-art AI for English language acquisition. NYCEdutec will have exclusive, world-wide rights in perpetuity to the technology for English language acquisition that it is developing jointly with its AI development partner AI Tech.

We own our website, www.nycedutec.com, and we have registered two sets of domain names listed below:

NYCEDUTEC.NET	AIENGLISHGPT.NET
NYCEDUTEC.COM	AIENGLISHGPT.ORG
AIENGLISHGPT.ONLINE
AIENGLISHGPT.AI

The trademark NYCEdutec design mark has also been created under work for hire.

Employees

As of March 31, 2023, we had no employees and we have contracted those personnel responsible for our operations and development. Most of these personnel are engaged through independent contractor agreements as they are based in overseas countries nearby the targeted markets and the product production house. We believe this arrangement provides cost effective solutions to us because of the comparatively low compensation costs and business development costs due to the close proximity of the targeted markets.

Corporate History

LNPR Group Inc. was incorporated as “Univest Tech, Inc.” in the State of Colorado on November 6, 2007. The Company was originally formed to develop, and market music based on technology solutions.

After several name changes, on December 1, 2017, the Board of Directors adopted two separate amendments to its Articles of Incorporation: 1) changing the name of the Corporation to “LNPR Group Inc.”, and 2) effectuating a 40:1 reverse split of the Company’s common stock. The amendments became effective on December 4, 2017 and January 17, 2018, respectively.

Despite our auditor being located in China, we shall not undertake our initial business combination with any entity with its principal business operations in the People’s Republic of China (or, the “PRC”) (including Hong Kong and Macau).

Our current auditor, which is located in China, was appointed by previous management, who had ties to China and Hong Kong. It is our intent to appoint a new auditor, which is based in the U.S. as soon as is reasonably possible. We have begun the process of searching for a new auditor; however, we have not entered into an engagement.

Enforcement of Civil Liabilities

The following are the names of each officer and director located outside of the United States and their place of residence or current location:

Name of Officer or Director Located Outside of U.S.	Place of Residence or Current Location
Eng Wah Kung, CFO and Director	Malaysia

We are incorporated under the laws of the State of Colorado with limited liability. Mr. Kung, our CFO and Director, is a national and/or residents of Malaysia, and all or a substantial portion his assets are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or Mr. Kung or to enforce against him or against us, judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We have appointed Vcorp Services LLC as our agent to receive service of process with respect to any action brought against us.

A foreign judgment refers to a judgment that is handed down by a superior court outside Malaysia. Under Malaysian law, a foreign judgment cannot be directly or summarily executed (enforced) in Malaysia. The judgment must first be recognized by a Malaysian court either under applicable Malaysian statutes or in accordance with common law principles. Whilst a court must recognize every foreign judgment which it enforces, it need not enforce every foreign judgment which it recognizes.

A foreign judgment pronounced by the United States may be enforced by the Malaysian Courts through principles for the recognition of foreign judgments under common law. The common law rules applicable to the recognition of a foreign judgment come within the area of law known as private international law and have been adopted into Malaysian jurisprudence by virtue of Section 3 of the Civil Law Act 1956. This section allows the application of English Common Law and rules of equity in Malaysia. A plethora of cases from English courts derived from principles binding on Malaysian courts by virtue of the Civil Law Act 1956, have established the following requirements for an enforcement of a foreign judgment under the common law:

(a)	The judgment is for a fixed sum of debt, (not being a sum payable in taxes or the like);

(b)	The judgment is final and conclusive;

(c)	The foreign court has a competent jurisdiction to decide on the case.

The prerequisite that a foreign judgment must be for a fixed sum excludes the enforcement of declaratory orders and injunctions and claims in rem.

The test of finality is proof that a judgment given by the foreign court is res judicata. For this it must be shown that the foreign court has established the existence of the debt based on the evidence and which conclusively determined a liability on the part of the defendant. In other words, the finality and conclusiveness of the judgment must base itself on the merits.

Jurisdictional incompetence of the foreign court is a common ground for challenging foreign judgements. In order to meet this requirement, the following elements of a jurisdictional competence were described by Buckley L.J. in Emanuel v Symon as follows:

(i)	The defendant is a subject of the foreign country at the time the judgment is pronounced;

(ii)	The defendant resides in the foreign country when the action began;

(iii)	The defendant has, in character of the plaintiff, selected the forum;

(iv)	The defendant has voluntarily appeared and defended the case; or

(v)	The defendant has contracted to submit himself to the jurisdiction of the court.

Presence of the Defendant: A foreign court may have jurisdiction over a defendant that is present in the jurisdiction of that court (Adam v Cape Industries). When the defendant is a corporation, the test of presence is to be determined by considering whether the defendant has a place of business in the foreign country, or whether the corporation has a local representative who has been carrying on the corporation’s business in the foreign country.

Selection of forum: A person who goes to the court for a claim must also bind himself to the outcome. Likewise, a defendant who resorts to a counterclaim in a proceeding in a foreign court clearly submits himself to the jurisdiction thereof.

A defendant can be said to have submitted himself to the foreign jurisdiction in the following circumstances. Firstly, when he entered appearance in the foreign action and defended himself in that suit without contesting the jurisdiction. Secondly, he contested the jurisdiction of the foreign court but nevertheless pleaded the merits of the case. Thirdly, submission can also be inferred when the defendant did not appear at the first instance but proceeded to appeal against the judgment at the foreign country.

Agreement to submit: If a contract provides that all disputes shall be referred to the exclusive jurisdiction of a foreign court, the foreign court is deemed to have jurisdiction over the defendant. The agreement to submit to foreign jurisdiction may also come in the form of accepting service of process in the foreign country.

Typically, the enforcement of a foreign judgment under the common law in Malaysia is done by taking out a writ action on the basis of the foreign order or judgment and providing the evidence of the elements stated above. Once the writ and statement of claim have been served on the defendant and the defendant has entered appearance to the action, the plaintiff may, on the ground that the defendant has no defense to the action, apply for a summary judgment to be entered against the defendant. Unless there is a triable issue, the court may give such judgment for the plaintiff by granting an order in terms of the foreign judgement.[3]

On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC to allow the PCAOB to inspect and investigate completely registered public accounting firms headquartered in China and Hong Kong, consistent with the HFCAA, and that the PCAOB will be required to reassess its determinations by the end of 2022.

Our auditor has stated that greater Cyberspace Administration of China (CAC) oversight by the Chinese government does not impact them.

Our auditor is subject to the determinations announced by the PCAOB on December 16, 2021 and, due to this, the Holding Foreign Companies Accountable Act and related regulations may have a negative affect our company.

Our shares of Common Stock may be prohibited from trading on a national exchange under the Holding Foreign Companies Accountable Act (the “HFCA Act”) if the Public Company Accounting Oversight Board (United States) (the “PCAOB”) is unable to inspect our auditor for three consecutive years. Our auditor is subject to the determinations announced by the PCAOB on December 16, 2021. If trading in our shares of Common Stock is prohibited under the HFCA Act in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, the Nasdaq may reject listing of our shares of Common Stock. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would reduce the period of time for foreign companies to comply with PCAOB audits to two consecutive years, instead of three, thus reducing the time period for triggering the prohibition on trading. See “Risk Factors—A recent joint statement by the SEC and the PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act each calling for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.”

ITEM 1A.	RISK FACTORS

Not applicable to “smaller reporting companies.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located at 175 S. Main St., Suite 1220, Salt Lake City, UT 84111, for which NYCEdutec pays a monthly rental fee of $100.

ITEM 3.	LEGAL PROCEEDINGS

We anticipate that we (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations. As of the filing of this Form 10-K, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

_______________

[3] The entire section on the enforcement of foreign civil judgments in Malaysia is from: https://www.lexology.com/library/detail.aspx?g=e7b7e1eb-edb2-410b-acd8-4f0bb9e50d18

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock and we have not applied for the listing or quotation of our common stock on any public market. During 2023, we intend to seek a market maker to file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Pink or OTCQB designation with OTC Markets Group. We currently have no market maker who is willing to list quotations for our stock. There is no assurance that an active trading market for our shares will develop or will be sustained if developed.

The OTC Markets is a dealer-driven quotation service. Unlike the Nasdaq, companies cannot directly apply to be quoted on the OTC Markets, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq or on a national securities exchange is eligible.

It is not possible to predict or guaranty where, if at all, the securities of the Company will be traded in the future.

Availability of Rule 144

We were a shell company prior to December 12, 2022. Rule 144 is not available for the resale of securities issued by companies that are, or previously were, shell companies, such as our company, unless certain conditions are met. Paragraph (i) of Rule 144 prohibits the use of the rule for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company, except where the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
•	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, our shareholders will not be able to sell their shares of our common stock under Rule 144 at least prior to the one-year anniversary of December 12, 2022.

Holders

As of the close of business on March 31, 2023, we had approximately 177 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Securitize, 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119, to act as transfer agent for the common stock.

Dividends

We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	–	$–	2,327,455
Total	–	–	2,327,455

2022 Stock Incentive Plan

On June 7, 2022, the Board of Directors adopted the 2022 Stock Incentive Plan (the “2022 Plan”). The purposes of the 2022 Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants, and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our Company and thereby have an interest in the success and increased value of our Company.

The 2022 Plan is administered by our board of directors; however, the board of directors may designate administration of the 2022 Plan to a committee consisting of at least two independent directors. Awards may be made under the Plan for up to 6,500,000 shares of common stock of the Company. Only employees of our Company or of an “Affiliated Company”, as defined in the 2022 Plan, (including members of the board of directors if they are employees of our Company or of an Affiliated Company) are eligible to receive incentive stock options under the 2022 Plan. Employees of our Company or of an Affiliated Company, members of the board of directors (whether or not employed by our company or an Affiliated Company), and “Service Providers”, as defined in the 2022 Plan, are eligible to receive non-qualified options, restricted stock units, and stock appreciation rights under the 2022 Plan. All awards are subject to Section 162(m) of the Internal Revenue Code.

No option awards may be exercisable more than ten years after the date it is granted. In the event of termination of employment for cause, the options terminate on the date of employment is terminated. In the event of termination of employment for disability or death, the optionee or administrator of optionee’s estate or transferee has six months following the date of termination to exercise options received at the time of disability or death. In the event of termination for any other reason other than for cause, disability or death, the optionee has 30 days to exercise his or her options.

The 2022 Plan will continue in effect until all the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after its adoption, whichever is earlier. Awards under the 2022 Plan may also be accelerated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all our assets.

As of December 31, 2022, there were 4,172,545 shares of Common Stock awarded with 2,327,455 shares remaining for awards under the 2022 Plan.

Stock Options

As of December 31, 2022, there were no stock options issued.

Recent Sales of Unregistered Securities.

There were no sales of registered securities during the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2022.

ITEM 6.	[RESERVED]

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events; are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the “Risk Factors” section. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements

Critical Accounting Policies

The following discussions are based upon our financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. We continually evaluate the accounting policies and estimates used to prepare the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Business Overview

LNPR Group Inc. was incorporated in the State of Colorado on November 6, 2007. On October 3, 2022, an entity named “NYCEdutec LLC” (“NYCEdutec”) was formed in the State of Utah. On November 22, 2022, the manager of NYCEdutec, Mark Emerson (who also serves as our Chief Executive Officer and director), approved the issuance to the Company of all of the equity interests of NYCEdutec. As a result, NYCEdutec is now a wholly-owned subsidiary of the Company. Prior to the equity issuance to the Company, NYCEdutec had no operations.

On December 12, 2022, NYCEdutec entered into a Software License Agreement with NYC English, LLC (“NYC English”), a Utah limited liability company which is controlled by the Company’s CEO, Mark Emerson. The initial term of the agreement is until December 31, 2024. Unless terminated pursuant to the agreement, the agreement may be renewed by mutual written agreement of the parties. Each of NYCEdutec and NYC English may immediately terminate and/or temporarily suspend the agreement at any time in the event of several defaults detailed in the agreement.

Pursuant to the agreement, NYCEdutec is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world. During the initial term, NYCEdutec is required to make (or arrange for) minimum purchases of the Products of $1,000,000 in year one and $1,500,000 in year two. The suggested retail price for the Products and the purchase price of the Products by NYCEdutec will be decided between the parties at a later date.

Due to the agreement, as well as other factors, as of December 12, 2022, we ceased being a “shell company.”

Through our wholly-owned subsidiary, NYCEdutec, we are now building artificial intelligence with 20 unique engines to capture and analyze behavioral data from millions of users enabling high-quality, individualized teaching on a huge scale. Our AI-powered ‘Super Teachers’ will solve the problem that human teachers are in short supply and bring more effective, affordable, and personalized teaching to all. We are currently building 'AI English’ to address the growing demand for fluency in English.

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated net losses of $79,772 and $3,500 during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s current liabilities exceeded its current assets by $269,962. As of December 31, 2022, the Company had $1,086 of cash.

We will require additional funding to finance the growth of our operations and achieve our strategic objectives. These factors, as relative to capital raising activities, create doubt as to our ability to continue as a going concern. We are seeking to raise additional capital and are targeting strategic partners in an effort to accelerate the sales and marketing of our products and begin generating revenues. Our ability to continue as a going concern is dependent upon the success of future capital offerings or alternative financing arrangements, expansion of our operations and generating sales. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is actively pursuing additional sources of financing sufficient to generate enough cash flow to fund its operations; however, management cannot make any assurances that such financing will be secured.

Results of Operations during the years ended December 31, 2022 as compared to the year ended December 31, 2021.

We have not generated any revenues during the years ended December 31, 2022 and 2021. We had total operating expenses of $51,249 related to general and administrative expenses during the year ended December 31, 2022, compared to total operating expenses of $3,500 during the year ended December 31, 2021. We incurred zero interest expense during years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, we had a net loss of $79,772 and $3,500 respectively, mainly due to our general and administrative expenses which includes general administration fees, audit, professional quarterly review fees and share-based compensation.

Liquidity and Capital Resources

At December 31, 2022, we had a cash balance of $1,086, which represents a $1 increase from the $1,085 cash balance at December 31, 2021. This increase was primarily as a result of funds advanced from a director. Our working capital deficit at December 31, 2022 was $268,876, as compared to a working capital deficit of $217,627 at December 31, 2021, respectively.

For the year ended December 31, 2022, we incurred a net loss of $79,772. Net cash flows used in operating activities was $35,849 for the year ended December 31, 2022.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $35,849 for the year ended December 31, 2022, and has an accumulated deficit of $1,141,519 at December 31, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms. At the Company’s current rate of expenditure, the Company anticipates being able to maintain current operations for three months; however, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated March 31, 2023. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in Note 1 to the Condensed Audited Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2022 and 2021, and are included elsewhere in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are included beginning on page F-1 immediately following the signature page to this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Mark Emerson who serves as our principal executive officer, and our Chief Financial Officer, Eng Wah Kung who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Emerson and Kung evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2022.

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

With respect to the year ended December 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the year ended December 31, 2022, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, management conducted an evaluation of internal controls based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2022, due to material weaknesses. A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our company limits our ability to achieve the desired level of separation of duties to achieve effective internal controls over financial reporting. Although we do have a separate CEO and CFO to review and oversee our financial policies and procedures, which does achieve a degree of separation, until such time as we are able to hire a controller, we do not believe we meet the full requirement for separation.

•	We do not have an audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. This documentation will be strengthened through utilizing a third-party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

•	We have not achieved the desired level of corporate governance to ensure that our accounting for all of our contractual and other agreements is in accordance with all of the relevant terms and conditions.

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

We will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Despite the material weaknesses in financial reporting noted above, we believe that our financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the years presented in all material respects.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable to the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position
Mark Emerson	59	Chief Executive Officer and Director

Eng Wah Kung	60	Chief Financial Officer and Director

Our Chief Executive Officer

Mr. Emerson was appointed as an officer and director of the Company effective July 21, 2022. Mr. Emerson is a C level executive who has successfully owned and managed global digital English language companies for the past 22 years.

Mr. Emerson entered the English language learning market in 2000. Later, as President of Ellis Inc, an English language software company he expanded globally. In 2006, he sold Ellis to the largest education company in the world, Pearson Education, who later asked Emerson to serve as VP over Global Digital English products. Mr. Emerson grew Pearson’s Digital English division significantly and expanded it across the world.

Mr. Emerson founded NYC English LLC in 2015. NYC English is a U.S.-based industry leader in English as Second Language, offering users two products – Software App and Teachers Online.

Mr. Emerson was appointed as a director of the Company due to his previous experience with building businesses and scaling them.

Our Chief Financial Officer

Mr. Kung was appointed as an officer and director of the Company on August 13, 2021. He holds a Diploma in Hotel Management and Food and Beverage with Les Roches, Switzerland.

In his earlier days, Mr Kung was the general manager of several Southeast Asian hotel operations companies including Nha Trang Lodge, Vietnam and NCL Cambodia Pte Ltd. Mr. Kung has over 33 years’ experience in senior management positions in hotel and travel industry.

Associations with Companies with a Class of Securities Registered Pursuant to Section 12 or 15(d) of the Exchange Act

Prior to joining the Company, Mr. Kung has been the CFO and director of Star Alliance International Corp from which he resigned on May 16, 2018. He has also been the director and CEO for Tribal Rides International Corp., from which he resigned on May 17, 2018. Finally, Mr. Kung was the director and CEO of Glorywin Entertainment Group Inc., from which he resigned in 2015.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Commission reports regarding initial ownership and changes in ownership. Directors, executive officers, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

During the year ended December 31, 2022, Mark Emerson, Paul Falconer (2), Eng Wah Kung, and Nicola Yip all filed Form 4s past the filing due date. To the knowledge of our management, there are no Form 4s that should have been filed during the year ended December 31, 2022 that were not filed.

Code of Ethics

Our Board of Directors had previously adopted a Code of Ethics; however, current management does not consider that Code of Ethics is valid. As a result, we have not adopted a formal, written code of ethics due to a small number of members of management. We plan to adopt a Code of Ethics during the fiscal year ending December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation for Named Executive Officers

The following table shows the executive compensation paid to our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year Ended Dec. 31,	Stock Awards ($)	Total ($)
Mark Emerson	2022	0	0
CEO and Director (1)	2021	0	0
Paul Falconer (1)	2022	26,823(2)	26,823
Former CEO and Director(1)	2021	0	0

(1)	Mr. Emerson was appointed as an officer and director of the Company effective July 21, 2022 along with the resignation of Mr. Falconer from all positions.

(2)	During 2022, Mr. Falconer was awarded an aggregate of 26,822,545 shares of Common Stock.

Summary Compensation for Directors

The following table shows the executive compensation paid to our directors (excluding named executive officers) for the year ended December 31, 2022.

Name and Principal Position	Year Ended Dec. 31,	Stock Awards ($)	Total ($)
Eng Wah Kung, Director	2022	250(1)	250

(1)	During 2022, Mr. Kung was awarded 250,000 shares of Common Stock.

At this time, our Directors do not receive cash compensation for serving as members of our Board of Directors. The term of office for each Director is until his/her successor is elected at our annual meeting and qualified. The term of office for each of our officers is at the pleasure of the Board of Directors. The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

Equity Awards

As of December 31, 2022, there were no outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table and footnotes thereto sets forth information regarding the number of shares of Common Stock beneficially owned by (i) each director and named executive officer of our Company, (ii) named executive officers, executive officers, and directors of the Company as a group, and (iii) each person known by us to be the beneficial owner of 5% or more of our issued and outstanding shares of Common Stock. In calculating any percentage in the following table of common stock beneficially owned by one or more persons named therein, the following table assumes 57,735,382 shares of Common Stock outstanding. Unless otherwise further indicated in the following table, the footnotes thereto and/or elsewhere in this report, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our named executive officers and directors in the following table is: 175 S. Main St., Suite 1220, Salt Lake City, UT 84111.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Named Executive Officers and Directors
Mark Emerson, CEO and Director(2)	24,472,545		42.39%
Eng Wah Kung, CFO and Director(3)	250,000		*
Paul Falconer, Former CEO and Director(4)	2,350,000	(5)	4.07%
Executive Officers, Named Executive Officers, and Directors as a Group (Three Persons)	27,422,545		47.50%

* Less than 1%

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of March 31, 2023. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Registration Statement.

(2)	Mark Emerson was appointed as CEO and director effective July 21, 2022.

(3)	Mr. Kung was appointed as CFO and director on August 13, 2021.

(4)	Mr. Falconer was appointed as CEO and director on April 21, 2021 and resigned from all positions effective July 21, 2022.

(5)	Includes 1,700,000 shares owned by Falconer Family Office Limited, which is controlled by Paul Falconer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “EXECUTIVE COMPENSATION” above.

On January 14, 2019, Joseph Grimes was appointed as an officer and director of the Company. On January 29, 2019, the Company entered into an agreement with Mr. Grimes (the “Grimes Agreement”) pursuant to which Mr. Grimes would sell to the Company certain intellectual property owned by Mr. Grimes in exchange for 25,000,000 shares of the Company’s Common Stock (the “Grimes Shares”) On March 4, 2020, at Mr. Grimes’ direction, the Company issued 22,000,000 of the Grimes Shares to Bodhisattva Investment Group (an entity controlled by Mr. Grimes) (“BIG”). On April 20, 2021, Mr. Grimes resigned from all positions within the Company. On November 29, 2021, the Company and Mr. Grimes entered into the Mutual General Release and Settlement Agreement pursuant to which Mr. Grimes and BIG agreed to cancel 21,650,000 and retain 350,000 of the Grimes Shares. The remaining 3,000,000 shares consisting of the Grimes Shares had previously been gifted to several individuals by Mr. Grimes. Management has been attempting to enter into cancellation agreements with those shareholders but has only been successful in obtaining cancellation agreements from recipients holding an aggregate of 800,000 shares. Management has no assurances that additional shares will be cancelled and investors should invest under the presumption that the remaining 2,200,000 shares will be issued and outstanding. As additional shares are issued due to capital raising transactions, investors may be diluted and the value of their investment may decrease.

On January 25, 2022, the Company issued 23,700,000 common shares at par value for a total of $23,700, which consisted of 22,000,000 shares of Common Stock to Paul Falconer (our CEO and the owner of FFO and 1,700,000 shares to FFO for services.

Effective June 7, 2022, we entered into Consulting Agreement with Yee Yui Advisory Limited, a subsidiary of FFO pursuant to which the Company issued 650,000 shares to Nicola Yip for consulting services. Ms. Yip is a former director and officer of the Company.

Effective June 7, 2022, we issued an aggregate of 4,172,545 shares of Common Stock to our officers and directors in exchange for previous services provided as officers and directors. The shares were issued under the Company’s 2022 Stock Incentive Plan.

On July 21, 2022, Mark Emerson, our current CEO and director, purchased 24,472,545 (51%) shares from Paul Falconer in a private sale and gained majority control of the Company.

Effective July 21, 2022, Paul Falconer resigned as the CEO and director of the Company and Mark Emerson was appointed as the CEO and director.

Paul Falconer advanced $11,800 to the Company as of December 31, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Paul Falconer was the former Chief Executive Officer and director of the Company since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K.

Mark Emerson advanced $35,850 to the Company as of December 31, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Mark Emerson is currently the Chief Executive Officer and director of the Company.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

We currently have not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2022 were $9,500 and $5,000 for the period ended December 31, 2021.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the financial statements, other than those reported above, for the years ended December 31, 2022 and 2021.

Tax Fees

There were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning in the years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees billed for products or services provided by the principal accountants, other than those previously reported above, for the years ended December 31, 2022 and 2021.

Audit Committee

We do not have an Audit Committee; therefore, the Board of Directors has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Board of Directors pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this Form 10-K:

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets at December 31, 2022 and 2021

Audited Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Audited Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Audited Consolidated Financial Statements

Exhibits

The following exhibits are included with this Form 10-K:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Articles of Incorporation dated November 6, 2007	S-1	333-159315	3.1	5/18/09
3.2	Articles of Amendment dated May 13, 2014	8-K	000-54171	3.01	5/19/14
3.3	Articles of Amendment dated September 13, 2017	Form 10	000-54171	3.3	1/28/22
3.4	Articles of Amendment dated October 20, 2017	Form 10	000-54171	3.4	1/28/22
3.5	Articles of Amendment dated December 4, 2017 (Reverse Split)	8-K	000-54171	10.2	2/5/18
3.6	Articles of Amendment dated December 4, 2017 (Name Change)	8-K	000-54171	10.1	2/5/18
3.7	Bylaws	S-1	333-159315	3.2	5/18/09
10.1	Asset Purchase Agreement dated January 29, 2019 between the Company and Bodhisattva Investment Group, LLC	Form 10	000-54171	10.1	1/28/22
10.2	Mutual Release and Settlement Agreement dated November 29, 2021 between the Company and Bodhisattva Investment Group, LLC	Form 10	000-54171	10.2	1/28/22
10.3	Share Cancellation Agreement and Release dated December 2, 2021 between the Company and Christophe Martino	Form 10	000-54171	10.3	1/28/22
10.4	Share Cancellation Agreement and Release dated December 2, 2021 between the Company and Michelle Monohan	Form 10	000-54171	10.4	1/28/22
10.5	Share Cancellation Agreement and Release dated December 2, 2021 between the Company and Aika Patel	Form 10	000-54171	10.5	1/28/22
10.6	Share Cancellation Agreement and Release dated November 30, 2021 between the Company and Baywall Inc.	Form 10	000-54171	10.6	1/28/22
10.7	Share Cancellation Agreement and Release dated February 23, 2022 between the Company and Peter Grimes	Form 10/A	000-54171	10.7	9/12/22
10.8	Share Cancellation Agreement and Release dated February 23, 2022 between the Company and Kirkland Family Trust	Form 10/A	000-54171	10.8	9/12/22
10.9*	Consulting Agreement dated effective June 7, 2022 with Falconer Family Office Limited later assigned to Yee Yui Advisory Limited	Form 10/A	000-54171	10.9	9/12/22
10.10	Services Agreement dated August 16, 2018 between the Company and Peter Grimes	Form 10	000-54171	10.7	1/28/22
10.11	Services Agreement dated August 16, 2018 between the Company and Susan Accongio	Form 10	000-54171	10.8	1/28/22
10.12	Services Agreement dated August 16, 2018 between the Company and Karen Andrea Design	Form 10	000-54171	10.9	1/28/22
10.13	Services Agreement dated August 16, 2018 between the Company and Arthur G. Woodward	Form 10	000-54171	10.10	1/28/22

10.14	Services Agreement dated August 1, 2018 between the Company and Erica Presley	Form 10	000-54171	10.11	1/28/22
10.15	Services Agreement dated August 1, 2018 between the Company and Michelle Gregory	Form 10	000-54171	10.12	1/28/22
10.16	Services Agreement dated August 1, 2018 between the Company and Rachell Vasquez	Form 10	000-54171	10.13	1/28/22
10.17*	Consulting Agreement dated effective January 13, 2022 with Falconer Family Office Limited	Form 10	000-54171	10.14	1/28/22
10.18*	2022 Stock Incentive Plan	Form 10/A	000-54171	10.18	9/12/22
10.19	Software License Agreement dated December 12, 2022 with NYC English, LLC					X
21.1	List of Subsidiaries					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial and Accounting Officer					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).					X

_________________

*Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LNPR GROUP INC.

Date: March 31, 2023	By:	/s/ Mark Emerson
Mark Emerson, Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Eng Wah Kung
Eng Wah Kung, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Mark Emerson Mark Emerson	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ Eng Wah Kung Eng Wah Kung	Director and Chief Financial Officer (Principal Financial and Accounting Officer	March 31, 2023

LNPR GROUP INC.

Index to Financial Statements

As of December 31, 2022 and 2021

and for the Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm (PCAOB ID 2747)	F-2

Audited Consolidated Balance Sheets	F-3

Audited Consolidated Statements of Operations	F-4

Audited Consolidated Statements of Stockholders’ Deficit	F-5

Audited Consolidated Statements of Cash Flows	F-6

Notes to the Audited Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of LNPG Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LNPR Group Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ JTC Fair Song CPA Firm

JTC Fair Song CPA Firm

We have served as the Company’s auditor since 2021.

Shenzhen, China

March 31, 2023

PCAOB Firm ID: 2747

LNPR GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,086	$1,085
TOTAL ASSETS	$1,086	$1,085

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Other Payables and Accruals	$234,112	$218,712
Amount due to a director	35,850	–
TOTAL LIABILITIES	269,962	218,712

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares.	–	–
Common Stock, par value $0.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 47,985,382 and 43,612,837 as of December 31, 2022 and December 31, 2021, respectively.	613,881	609,508
Capital paid in excess of par value	258,762	258,762
Accumulated deficit	(1,141,519)	(1,085,897
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(268,876)	(217,627)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,086	$1,085)

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating Expenses:
General and Administrative	$(51,249)	$(3,500)

Total Operating Expenses	(51,249)	(3,500)

Net Operating Loss	(51,249)	(3,500)

Share-based compensation	(28,523)	–

Provision for Income Tax	–	–

Net Loss	$(79,772)	$(3,500)

Foreign Currency Translation Adjustment	–	–

Comprehensive Loss	$(79,772)	$(3,500)

Net Loss Per Common Share - Basic	$–	$–

Net Loss Per Common Share - Diluted	$–	$–

Weighted Average Common Shares Outstanding - Basic	45,420,638	43,612,837

Weighted Average Common Shares Outstanding - Diluted	45,420,638	43,612,837

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 2020	43,612,837	$609,508	$258,762	$(1,082,397)	$(214,127)
Net loss	–	–	–	(3,500)	(3,500)
Balance at December 31, 2021	43,612,837	$609,508	$258,762	$(1,085,897)	$(217,627)

Cancellation of common stock	(24,150,000)	(24,150)	–	24,150	–
Issuance of common stock	28,522,545	28,523	–	–	28,523
Net loss	–	–	–	(79,772)	(79,772)
Balance at December 31, 2022	47,985,382	$613,881	$258,762	$(1,141,519)	$(268,876)

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31, 2022	Year Ended December 31, 2021

Net Loss	$(79,772)	$(3,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Share Based Compensation	28,523	–
Accrued expense and other payable	15,400	3,500
Cash used in operating activities	(35,849)	–

Cash flows from financing activities:
Advance from a director	35,850	–
Net cash from financing activities	35,850	–

Net increase in cash	1	–
Effects on changes in foreign exchange rate	–	–
Cash at beginning of the year	1,085	1,085
Cash at end of the year	$1,086	$1,085

Supplemental disclosure information:
Income taxes paid	$–	$–
Interest paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2021

Note 1 – Organization

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc., (" New Asia Energy "), was incorporated in the State of Colorado on November 6, 2007. New Asia Energy was originally formed to develop and market music based on technology solutions.

On December 1, 2017, the Board of Directors of New Asia Energy adopted two Amendments to its Articles, changing the name of the Corporation to LNPR Group Inc., and effectuating a 40:1 reverse split of the stock of New Asia Energy; the State of Colorado effectuated said changes on December 4, 2017; and on January 17, 2018, FINRA granted effectiveness for said changes and the ticker Symbol “LNPR”.

On April 21, 2021, Joseph Grimes resigned as the Chairman of the Board, President and CEO, and appointed Paul Falconer as Director and CEO.

On August 13, 2021, the Board appointed Eng Wah Kung as CFO and Nicola Yip as the COO.

Effective July 21, 2022, Paul Falconer resigned as the CEO and director of the Company and Mark Emerson was appointed as the CEO and director.

Effective September 10, 2022, Nicola Yip resigned as the COO and director of the Company.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Critical Accounting Policies and Estimates

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, NYCEdutec, LLC (“NYCEdutec"). All significant intercompany transactions and balances have been eliminated.

On October 3, 2022, an entity named “NYCEdutec LLC” (“NYCEdutec”) was formed in the State of Utah. On November 22, 2022, the manager of NYCEdutec, Mark Emerson (who also serves as the Chief Executive Officer and director of the Company, approved the issuance to the Company of all of the equity interests of NYCEdutec. As a result, NYCEdutec became a wholly-owned subsidiary of the Company. Prior to the equity issuance to the Company, NYCEdutec had no operations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include certain assumptions related to, among others, the allowance for doubtful accounts receivable, impairment analysis of real estate assets and other long-term assets including goodwill, valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™ (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

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

There were no potentially dilutive instruments outstanding during the years ended December 31, 2022 and 2021.

INCOME TAXES

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the consolidated financial statements. The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the consolidated financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no consolidated financial statement benefit is recognized. As of December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business for the 12 months following the date of these consolidated financial statements. The Company has suffered recurring losses and has working capital deficiency and negative operating cash flows.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company's cash position may not be significant enough to support the Company's daily operations, management intends to raise additional funds by way of equity and/or debt financing to fund operations. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investment with an original maturity of three months or less to be cash/equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, other payables, accruals and amount due to a director. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

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

The Company accounts for equity instruments issued in exchange for the receipt of services from employees in the consolidated financial statements based on their fair values at the date of grant. The fair value of awards is amortized over the requisite service period.

Note 3 – Capital Stock and Share-Based Compensation

COMMON STOCK

At formation, the Company was authorized to issue 50,000,000 shares of $0.001 par value common stock. As of December 31, 2022, the total number of shares authorized to issue was 1,000,000,000 shares of $0.001 par value common stock.

The following are issuances and cancellations of equity securities by the Company during the years ended December 31, 2022 and 2021:

On November 29, 2021, the Company entered into a mutual general release and settlement agreement with Bodhisattva Investment Group to cancel 21,650,000 shares previously issued to the entity.

On November 30, 2021, the Company entered into a share cancellation agreement with Baywall Inc. to cancel 1,200,000 shares previously issued to the entity.

On December 2, 2021, the Company entered into share cancellation agreements with Christophe Martino, Michelle Monohan, and, Aika Patel, individually, to cancel an aggregate of 500,000 shares previously issued to them.

As of January 25, 2022, the Company cancelled 23,350,000 common shares for a total consideration of $23,350 and issued 23,700,000 common shares at par value for a total of $23,700 which consisted of 22,000,000 shares of Common Stock to Paul Falconer (the Company’s former-CEO and director and the owner of Falconer Family Office (“FFO”) and 1,700,000 shares to FFO for services.

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

On July 20, 2022, the Company issued 650,000 common shares at par value for a total of $650 to Nicola Yip, the former director of the Company, for consulting services.

On July 20, 2022, a total of 4,172,545 shares at par value for a total of $4,173 were issued to the directors of the Company for their services under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

On July 21, 2022, Mark Emerson purchased 24,472,545 (51%) shares from Paul Falconer in a private sale and gained majority control of the Company. Mr. Falconer has resigned as a director and officer of the Company.

SHARE-BASED COMPENSATION

The following table summarizes the Company's total share-based compensation expense recognized in operating overhead expense, as applicable:

	December 31, 2022	December 31, 2021

Restricted Common Shares – shares awards to directors for service	$24,350	$–
Restricted Common Shares – shares awards to consultants for service	4,173	–
Total Stock-Based Compensation Expense	$28,523	$–

As of January 25, 2022, the Company cancelled 23,350,000 common shares for a total consideration of $23,350 and issued 23,700,000 common shares at par value for a total of $23,700 which consisted of 22,000,000 shares of Common Stock to Paul Falconer (the Company’s former-CEO, director and the owner of FFO and 1,700,000 shares to FFO for services.

Effective June 7, 2022, the Company entered into Consulting Agreement with Yee Yui Advisory Limited, a subsidiary of FFO pursuant to which the Company issued 650,000 shares to Nicola Yip for consulting services.

Effective June 7, 2022, the Company issued an aggregate of 4,172,545 shares of Common Stock to our officers and directors in exchange for previous services provided as officers and directors. The shares were issued under the Company’s 2022 Stock Incentive Plan. The Shares were fully earned, validly issued, fully paid and non-assessable securities of the Company.

2022 Stock Incentive Plan

The LNPR Group, Inc. 2022 Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 6,500,000 Common Stock subject to adjustment as to the number and kind of shares. The Stock Incentive Plan authorizes the Company to grant incentive and non-qualified options and to grant restricted stock awards and units of the Company’s Common Stock. The Board of Directors will be the initial administrator of the Stock Incentive Plan and will have the powers and authority set forth in the Stock Incentive Plan to grant options and restricted stock awards.

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ending December 31,
	2022	2021
Net loss attributable to common stockholders	$(79,772)	$(3,500)

Basic weighted average outstanding shares of common stock	45,420,638	43,612,837
Dilutive effects of common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	45,420,638	43,612,837
Net loss per share of common stock - basic and diluted	$0	$0

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2022	December 31, 2021

Deferred tax assets:
Net operating loss	$(79,772)	$(3,500)
Valuation allowance	79,772	3,500
Total deferred tax asset	$–	$–

Note 6 – Related Party Transactions

In addition to the information disclosed elsewhere in the consolidated financial statements, the following transactions took place between the Company and related party at terms agreed between the parties.

On April 20, 2021, Mr. Grimes resigned from all positions within the Company. On November 29, 2021, the Company and Mr. Grimes entered into the Mutual General Release and Settlement Agreement pursuant to which Mr. Grimes and BIG agreed to cancel 21,650,000 and retain 350,000 of the Grimes Shares.

On November 29, 2021, a total of 21,650,000 shares held by Bodhisattva Investment Group, a substantial shareholder of the Company, were cancelled.

NYCEdutec entered into a Software License Agreement (the “Agreement”) with NYC English, LLC (“NYC English”), a Utah limited liability company which is controlled by the Company’s CEO, Mark Emerson. Pursuant to the Agreement, NYCEdutec is required to make (or arrange for) minimum purchases of the Products of $1,000,000 in year one and $1,500,000 in year two. During the fiscal year ended December 31, 2022, there was no purchase transaction made by NYCEdutec.

During the fiscal year ended December 31, 2022, the Company issued (i) 25,122,545 shares of common Stock to Paul Falconer, the Company’s former CEO and director of the Company and the owner of FFO and 1,700,000 shares to FFO for consulting and director services, (ii) 1,450,000 shares of common stock to Nicola Yip, the former director and officer of the Company for consulting and director services, 250,000 shares of common stock to Eng Wah Kung, the CFO and the director of the Company for director service. There was no share-based payment made in the fiscal year ended December 31, 2021.

Paul Falconer advanced $11,800 to the Company as of December 31, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Paul Falconer was the former Chief Executive Officer and director of the Company since the beginning of the last fiscal year for which the Company has filed an Annual Report on Form 10-K.

Mark Emerson advanced $35,850 to the Company as of December 31, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Mark Emerson is currently the Chief Executive Officer and director of the Company.

Note 7 – Contractual Obligations and Commitments

NYCEdutec, the wholly-owned subsidiary of the Company, entered into a Software License Agreement with NYC English Pursuant to the Agreement, NYCEdutec is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world. The initial term of the Agreement is until December 31, 2024. During the initial term, NYCEdutec is required to make (or arrange for) minimum purchases of the Products of $1,000,000 in year one (i.e. for the fiscal year ending December, 2023) and $1,500,000 in year two (i.e. for the fiscal year ending December, 2024). The suggested retail price for the Products and the purchase price of the Products by NYCEdutec will be decided between the parties at a later date.

Note 8 – Subsequent Events

In accordance with ASC 855-16, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose.

