Form 10-Q
period 2023-03-31
LNPR GROUP INC.
filed 2023-05-18
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to_________________________

Commission File Number: 000-54171

LNPR GROUP, INC.
(Exact name of Registrant as specified in its charter)

Colorado	26-1381565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 S. Main St., Suite 1220, Salt Lake City, UT	84111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (801) 699-2928

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 18, 2023, was 60,062,837.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LNPR GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$554,537	$1,086
Deposit and prepayment	266,000	–
TOTAL ASSETS	$820,537	$1,086

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)
LIABILITIES
Current liabilities
Accruals and other payables	$238,197	$234,112
Amount due to a director	24,910	35,850
TOTAL LIABILITIES	263,107	269,962

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares	–	–
Common Stock, par value $0.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 47,985,382 and 43,612,837 as of March 31, 2023 and December 31, 2022, respectively	623,631	613,881
Capital paid in excess of par value	1,429,012	258,762
Accumulated deficit	(1,495,213)	(1,141,519)
TOTAL SHAREHOLDERS' EQUITY / (DEFICIT)	557,430	(268,876)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$820,537	$1,086

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Unaudited)
Operating Expenses:
General and Administrative	$(353,694)	$(1,800)

Total Operating Expenses	(353,694)	(1,800)

Net Operating Loss	(353,694)	(1,800)

Share-based compensation	–	(23,700)

Provision for Income Tax	–	–

Net Loss	$(353,694)	$(25,500)

Foreign Currency Translation Adjustment	–	–

Comprehensive Loss	$(353,694)	$(25,500)

Net Loss Per Common Share - Basic	$(0.01)	$–

Net Loss Per Common Share - Diluted	$(0.01)	$–

Weighted Average Common Shares Outstanding - Basic	53,546,493	43,531,726

Weighted Average Common Shares Outstanding - Diluted	53,546,493	43,531,726

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 2022	47,985,382	$613,881	$258,762	$(1,141,519)	$(268,876)

Issuance of common stock upon debt conversion	4,000,000	4,000	26,000	–	30,000
Issuance of common stock	5,750,000	5,750	1,144,250	–	1,150,000
Net loss	–	–	–	(353,694)	(353,694)
Balance at March 31, 2023	57,735,382	$623,631	$1,429,012	$(1,495,213)	$557,430

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Unaudited)

Net Loss	$(353,694)	$(25,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Share Based Compensation	–	23,700
Accrued expense and other payable	34,085	1,800
Deposit and prepayment	(266,000)	–
Cash used in operating activities	(585,609)	–

Cash flows from financing activities:
Proceeds from issuance of common stock	1,150,000	–
Repayment to a director	(10,940)	–
Net cash from financing activities	1,139,060	–

Net increase in cash	553,451	–
Effects on changes in foreign exchange rate	–	–
Cash at beginning of the year	1,086	1,085
Cash at end of the year	$554,537	$1,085

Supplemental disclosure information:
Income taxes paid	$–	$–
Interest paid	$–	$–

The accompanying notes are an integral part of these financial statements.

LNPR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2021

Note 1 – Organization

ORGANIZATION

New Asia Energy, Inc. (formerly known as High Desert Assets, Inc. and previously known as Univest Tech, Inc., (“New Asia Energy”), was incorporated in the State of Colorado on November 6, 2007. New Asia Energy was originally formed to develop and market music based on technology solutions.

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

On December 24, 2018 Veng Kun Lun informed LNPR Group Inc., (the “Company”) that they are resigning from their positions as directors and/or officers of the Company. Veng Kun Lun decision to leave did not involve any disagreement with the Company on any matter relating to its operations, policies or practices.

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

Critical Accounting Policies and Estimates

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, NYCEdutec, LLC (“NYCEdutec”). All significant intercompany transactions and balances have been eliminated.

NYCEdutec is a limited liability company formed in the State of Utah under the Utah state law on October 3, 2022 by the sole member, Mark Emerson who is also the Chief Executive Officer and director of the Company. On November 22, 2022, NYCEdutec issued all of its membership interests to the Company. As a result, NYCEdutec became a wholly-owned subsidiary of the Company.

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

There were no potentially dilutive instruments outstanding during the years ended March 31, 2023 and December 31, 2022.

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

The Company expects to recognize the consolidated financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no consolidated financial statement benefit is recognized. As of March 31, 2023 and December 31, 2022, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

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

As of January 1, 2022, the Company had a total of 43,612,837 common stocks issued and paid-up.

As of January 25, 2022, the Company cancelled 23,350,000 common stocks for a total consideration of $23,350 and issued 23,700,000 common shares at par value for a total of $23,700 which consisted of 22,000,000 shares of common stock to Paul Falconer (the Company’s ex-CEO and the owner of Falconer Family Office (“FFO”) and 1,700,000 shares to FFO for services.

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

On July 20, 2022, the Company issued 650,000 common stocks at par value for a total of $650 to Falconer Family Office (HK) Limited, a subsidiary under FFO, for services.

On July 20, 2022, a total of 4,172,545 shares were issued to the directors of the Company for their services under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

On July 21, 2022, Mark Emerson purchased 24,472,545 (51%) shares from Paul Falconer in a private sale and gained majority control of the Company. Mr. Falconer has resigned as a director and officer of the Company.

On January 16, 2023, the Company issued 2,300,000 and 1,700,000 common stocks to Christina Yim and Kao Liang Chi respectively upon a conversion of a debt the Company owed to a related party amounting to $30,000.

On January 24, 2023, the Company issued 750,000 common stocks at par value for a total consideration of $150,000 to an individual shareholder David Park.

On February 28, 2023, the Company issued 5,000,000 common stocks at par value for a total consideration of $5,000,000 to an individual shareholder Jason Kizer.

SHARE-BASED COMPENSATION

The following table summarizes the Company's total share-based compensation expense recognized in operating overhead expense, as applicable:

	March 31, 2023	March 31, 2022

Restricted Common Stocks – shares awards to directors for service	$–	$23,700
Total Share-based compensation expense	$–	$23,700

As of January 25, 2022, the Company cancelled 23,350,000 common stocks for a total consideration of $23,350 and issued 23,700,000 common stocks at par value for a total of $23,700 which consisted of 22,000,000 shares of common stocks to Paul Falconer (the Company’s ex-CEO and the owner of Falconer Family Office (“FFO”) and 1,700,000 common stocks to FFO for services.

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

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	For the Years Ending March 31,
	2023	2022
Net loss attributable to common stockholders	$(353,694)	$(25,500)
Basic weighted average outstanding shares of common stock	53,546,493	43,531,726
Dilutive effects of common stock equivalents	–	–
Dilutive weighted average outstanding shares of common stock	53,546,493	43,531,726
Net loss per share of common stock - basic and diluted	$(0.01)	$–

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	March 31, 2023	March 31, 2022

Deferred tax assets:
Net operating loss	$(353,694)	$(25,500)
Valuation allowance	353,694	25,500
Total deferred tax asset	$–	$–

Note 6 – Related Party Transactions

In addition to the information disclosed elsewhere in the consolidated financial statements, the following transactions took place between the Company and related party at terms agreed between the parties.

NYCEdutec entered into a Software License Agreement (the “SL Agreement”) with NYC English, LLC (“NYC English”), a Utah limited liability company which is controlled by the Company’s CEO, Mark Emerson. Pursuant to the Agreement, NYCEdutec is required to make (or arrange for) minimum purchases of the Specified Products as set out in SL Agreement.

On January 24, 2023, NYCEdutec entered an Addendum to SL Agreement with NYC English, pursuant to which, NYCEdutec in addition to the purchases of the Specified Products shall pay to NYC English for leasing of the digital asset of the Specified Products and consultancy service on product development to align with the latest business needs. Both parties agreed that the payment of leasing of the digital asset and product consultancy service can be used to fulfill the minimum purchases as set out in the SL Agreement. During the three months ended March 31, 2023, NYCEdutec incurred a leasing expenses of $24,500 and a product consultancy fee of $120,000 ( nil for both in the three month period March 31, 2022). As of March 31, 2023, NYCEdutec made a lease prepayment of $116,000 to and had an outstanding consultancy fee of $4,000 payable to NYC English ( nil for both as of December 31, 2022).

Paul Falconer advanced $11,800 to the Company as of March 31, 2023 and December 31, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Paul Falconer was the former Chief Executive Officer and director of the Company.

Mark Emerson advanced $24,910 to the Company as of March 31, 2023 ($35,850 as of December 31, 2022) for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Mark Emerson is currently the Chief Executive Officer and director of the Company.

Note 7 – Contractual Obligations and Commitments

NYCEdutec, the wholly-owned subsidiary of the Company, entered into a Software License Agreement with NYC English Pursuant to the Agreement, NYCEdutec is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world. The initial term of the Agreement is until December 31, 2024. During the initial term, NYCEdutec is required to make (or arrange for) minimum purchases of the Products of $1,000,000 in year one (i.e. for the financial year ending December, 2023) and $1,500,000 in year two (i.e. for the financial year ending December, 2024). The suggested retail price for the Products and the purchase price of the Products by NYCEdutec will be decided between the parties at a later date.

On January 24, 2023, NYCEdutec entered an Addendum to SL Agreement with NYC English, pursuant to which, NYCEdutec in addition to the purchases of the Specified Products shall pay to NYC English for leasing of the digital asset of the Specified Products and consultancy service on product development to align with the latest business needs. Both parties agreed that the payment of leasing of the digital asset and product consultancy service can be used to fulfill the minimum purchases as set out in SL Agreement.

Note 8: Subsequent Events

In accordance with ASC 855-16, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued.

 On December 30, 2022, the Company’s subsidiary, NYCEdutec entered into an independent contractor agreement with CTJ Inc. which is an entity owned by Thomas Irle. On April 21, 2023 the Company resolved to issued 2,327,455 common stocks under the provision of the Company’s 2022 Stock Incentive Plan to Thomas Irle as an additional compensation for his service.

Save for the above, it does not have any material subsequent events to disclose.

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

Our significant accounting policies are described in the notes to our financial statements for the three months ended March 31, 2023 and 2022, and are included elsewhere in this Form 10-Q.

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

Pursuant to the agreement, NYCEdutec is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world. During the initial term, NYCEdutec is required to make (or arrange for) minimum purchases of the Products as set out in SL Agreement. The suggested retail price for the Products and the purchase price of the Products by NYCEdutec will be decided between the parties at a later date.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated a net loss of $353,694 during the three months ended March 31, 2023. As of March 31, 2023, the Company’s current assets exceeded its current liabilities by $557,430. As of March 31, 2023, the Company had $554,537 of cash.

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

Results of Operations during the three-months ended March 31, 2023 as compared to the three-months ended March 31, 2022.

We have not generated any revenues during the three months ended March 31, 2023 and 2022. We had total operating expenses of $353,694 related to general and administrative expenses during the three months ended March 31, 2023, compared to total operating expenses of $1,800 during the three months ended March 31, 2022. We incurred zero interest expense during three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023 and 2022, we had a net loss of $353,694 and $25,500 respectively, mainly due to our general and administrative expenses which includes research and development expenses, contract for service fee, officers fees, leasing expenses on digital assets, meal and travelling expenses, general administration fees, and professional fees.

Liquidity and Capital Resources

At March 31, 2023, we had a cash balance of $554,537, which represents a $553,451 increase from the $1,086 cash balance at December 31, 2022. This increase was primarily as a result of proceeds from issuance of common stocks and funds advanced from a director. Our working capital surplus at March 31, 2023 was $557,430, as compared to a working capital deficit of $268,876 at December 31, 2022, respectively.

For the three months ended March 31, 2023, we incurred a net loss of $353,694 (for the three months ended March 31, 2022: $25,500). Net cash flows used in operating activities was $585,609 for the three months ended March 31, 2023 (for the three months ended March 31, 2022: Nil).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $353,694 for the three months ended March 31, 2023, and has an accumulated deficit of $1,495,213 at March 31, 2023. These events and conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern.

Nevertheless, the Company prepared the financial statements based on the assumption that the Company can be operated as a going concern and is of the view that the Company will have sufficient working capital to finance its operations in the next twelve months from the end of the reporting period, after taking into consideration of the followings,

(i)	the Company has cash and cash equivalents of $554,537 and net assets of $557,430 as of March 31, 2023. The Company anticipates it is able to support working capital requirement and maintain current operations for at least six months at the Company’s current rate of expenditure;
(ii)	management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities to support the operations and the growth of the business as well as the product development. In January through February of 2023, the Company successfully raised $1,150,000 in funding. The Company would also raise additional capital to launch its AI product into the market;
(iii)	management expects the Company will generate positive cash flows from operating activities upon the launch of its AI-powered product, which is expected to be in Q4 of 2023;
(iv)	management will implement necessary measures to improve its liquidity condition, including but not limited to, tightening cost controls over various expenses and demanding a longer settlement period for the director’s fee and payments to related parties.

Barring any unforeseen circumstance, the management of the Company believes that given the above business/ financing plans and operational measures, the Company will have sufficient cash resources to satisfy its future working capital and other financing requirements in next twelve months. Accordingly, management considers its appropriate that the accompanying financial statements do not include any adjustments that would be required should the Company fail to continue as a going concern.

Notwithstanding the above, there is no assurance that the Company will be successful in raising this additional capital or financing with acceptable terms, in implementing its business plan to improve the Company’s operating results or in achieving profitable operations. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a going concern qualification in their auditors’ report dated December 31, 2022. The outcome of this uncertainty cannot be assured. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainty.

Recent Accounting Pronouncements

We have provided a discussion of recent accounting pronouncements in Note 2 to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Mark Emerson who serves as our principal executive officer, and our Chief Financial Officer, Eng Wah Kung who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Emerson and Kung evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2023.

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

With respect to the three months ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the three months ended March 31, 2023, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNPR GROUP, INC.

Date: May 18, 2023	By:	/s/ Mark Emerson
Mark Emerson, Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Eng Wah Kung
Eng Wah Kung, Chief Financial Officer (Principal Financial and Accounting Officer)

