Form 10-Q
period 2023-06-30
LNPR GROUP INC.
filed 2023-08-14
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock on August 14, 2023, was 61,812,837.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LNPR GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,888	$1,086
Deposit and prepayment	281,500	–
TOTAL ASSETS	$284,388	$1,086

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT)
LIABILITIES
Current liabilities
Accruals and other payables	$222,697	$234,112
Amount due to a director	24,200	35,850
TOTAL LIABILITIES	246,897	269,962

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, par value $.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares	–	–
Common Stock, par value $0.001 per share; Authorized 1,000,000,000 shares; Issued and outstanding 60,312,837 and 47,985,382 as of June 30, 2023 and December 31, 2022, respectively	626,008	613,881
Capital paid in excess of par value	1,942,126	258,762
Accumulated deficit	(2,530,643)	(1,141,519)
TOTAL SHAREHOLDERS' EQUITY / (DEFICIT)	37,491	(268,876)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$284,388	$1,086

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

General and administrative expenses	$(569,939)	$(1,800)	$(923,633)	$(3,600)
Total operating expenses	(569,939)	(1,800)	(923,633)	(3,600)
Loss from operations	(569,939)	(1,800)	(923,633)	(3,600)

Share-based compensation	(465,491)	–	(465,491)	(23,700)
Impairment loss	–	–	–	–
Total other income (expense)	(465,491)	–	(465,491)	(23,700)

Loss before Income Tax	(1,035,430)	(1,800)	(1,389,124)	(27,300)
Provision for income taxes	–	–	–	–
Net loss	$(1,035,430)	$(1,800)	$(1,389,124)	$(27,300)

Foreign currency translation adjustment	–	–	–	–
Total comprehensive loss	$(1,035,430)	$(1,800)	$(1,389,124)	$(27,300)

Net loss per common share – basic	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Net loss per common share – diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding basic	59,569,688	43,346,262	56,574,729	43,346,262
Weighted average common shares outstanding diluted	59,569,688	43,346,262	56,574,729	43,346,262

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 2022	47,985,382	$613,881	$258,762	$(1,141,519)	$(268,876)

Issuance of common stock upon debt conversion	4,000,000	4,000	26,000	–	30,000
Issuance of common stock	8,327,455	8,327	1,657,164	–	1,665,491
Net loss	–	–	–	(1,389,124)	(1,389,124)
Balance at June 30, 2023	60,312,837	$626,208	$1,941,926	$(2,530,643)	$37,491

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net loss	$(1,389,124)	$(27,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Share Based Compensation	465,491	23,700

Changes in assets and liabilities:
Prepaid expenses & deposits	(281,500)	–
Accrued expense and other payable	(11,415)	3,600

Net cash used in operating activities	(1,216,548)	–

Cash flows from financing activities:
Proceeds from sale of common stock	1,230,000	–
Proceeds from related parties	–	–
Repayment to a director	(11,650)	–
Net cash generated from financing activities	1,218,350	–

Net decrease in cash	1,802	–
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,086	1,085
Cash at end of period	$2,888	$1,085

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties on behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

JUNE 30, 2023

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

Effective September 10, 2022, Nicola Yip resigned as the COO and director of the Company.

On July 5, 2023, the members of the Board of Directors of the Company increased the members of the Board to three members and appointed Melissa Handley as a director to fill the vacancy left from the increase in members.

On July 5, 2023, NYC English LLC changed its name to AIEnglishGPT LLC.

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

Critical Accounting Policies and Estimates

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, AIEnglishGPT LLC (“AIEnglishGPT”) (Formerly known as NYCEdutec, LCC). All significant intercompany transactions and balances have been eliminated.

AIEnglishGPT is a limited liability company formed in the State of Utah under the Utah state law on October 3, 2022 by the sole member, Mark Emerson who is also the Chief Executive Officer and director of the Company. On November 22, 2022, AIEnglishGPT issued all of its membership interests to the Company. As a result, AIEnglishGPT became a wholly-owned subsidiary of the Company.

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

There were no potentially dilutive instruments outstanding during the period ended June 30, 2023 and year ended December 31, 2022.

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

The Company expects to recognize the consolidated financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no consolidated financial statement benefit is recognized. As of June 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

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

On April 21, 2023, a total of 2,327,455 shares were issued to Thomas Irle, the SVP Global Business Development & Operations of the Company for his services under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

On June 14, 2023, the Company issued 250,000 common stocks at par value for a total consideration of $50,000 to an individual shareholder David Park.

SHARE-BASED COMPENSATION

The following table summarizes the Company's total share-based compensation expense recognized in operating overhead expense, as applicable:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Restricted Common Stocks – shares compensation for service rendered	$465,491	$–	$465,491	$23,700

Total Share-based compensation expense	465,491	–	465,491	23,700

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

On April 21, 2023, a total of 2,327,455 shares at a fair value of total $465,491 were issued to Thomas Irle, the SVP Global Business Development & Operations of the Company for his services under the Stock Incentive Plan which was adopted on June 7, 2022.

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023	June 30, 2023	June 30, 2022

Net loss attributable to common stockholders	$(1,035,430)	$(1,800)	$(1,389,124)	$(27,300)

Basic weighted average outstanding shares of common stock	59,569,688	43,346,262	56,574,729	43,346,262
Dilutive effects of common stock equivalents	–	–	–	–
Dilutive weighted average outstanding shares of common stock	59,569,688	43,346,262	56,574,729	43,346,262
Net loss per share of common stock - basic and diluted	(0.02)	(0.00)	(0.02)	(0.00)

Note 5 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income tax:
Net operating loss	$(1,035,430)	$(1,800)	$(1,389,124)	$(27,300)
Valuation allowance	1,035,430	1,800	1,389,124	27,300

Total income tax	$–	$–	$–	$–

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	June 30,	December 31,
	2023	2022
	(Unaudited)

Total deferred tax asset/(liability)	$–	$–

Note 6 – Related Party Transactions

In addition to the information disclosed elsewhere in the consolidated financial statements, the following transactions took place between the Company and related party at terms agreed between the parties.

AIEnglishGPT entered into a Software License Agreement (the “SL Agreement”) with NYC English, LLC (“NYC English”), a Utah limited liability company which is controlled by the Company’s CEO, Mark Emerson. Pursuant to the Agreement, AIEnglishGPT is required to make (or arrange for) minimum purchases of the Specified Products as set out in SL Agreement.

On January 24, 2023, AIEnglishGPT entered an Addendum to SL Agreement with NYC English, pursuant to which, AIEnglishGPT in addition to the purchases of the Specified Products shall pay to NYC English for leasing of the digital asset of the Specified Products and consultancy service on product development to align with the latest business needs. Both parties agreed that the payment of leasing of the digital asset and product consultancy service can be used to fulfill the minimum purchases as set out in the SL Agreement. During the six months ended June 30, 2023, AIEnglishGPT incurred a digital assets leasing expenses of $77,000 and a product consultancy fee of $240,000 (nil in the six month period June 30, 2022). As of June 30, 2023, AIEnglishGPT made a prepayment of digital asset leasing expenses of $98,500 and product consultancy fee prepayment of $1,000 payable to NYC English (nil for both as of December 31, 2022).

Paul Falconer advanced $11,800 to the Company as of June 30, 2023 and December 31, 2022 for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Paul Falconer was the former Chief Executive Officer and director of the Company.

Mark Emerson advanced $24,200 to the Company as of June 30, 2023 ($35,850 as of December 31, 2022) for the routine operating expenditure. The advance was unsecured, interest free and payable on demand. Mark Emerson is currently the Chief Executive Officer and director of the Company.

Note 7 – Contractual Obligations and Commitments

AIEnglishGPT, the wholly-owned subsidiary of the Company, entered into a Software License Agreement with NYC English Pursuant to the Agreement, AIEnglishGPT is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world. The initial term of the Agreement is until December 31, 2024. During the initial term, AIEnglishGPT is required to make (or arrange for) minimum purchases of the Products of $1,000,000 in year one (i.e. for the financial year ending December, 2023) and $1,500,000 in year two (i.e. for the financial year ending December, 2024). The suggested retail price for the Products and the purchase price of the Products by AIEnglishGPT will be decided between the parties at a later date.

On January 24, 2023, AIEnglishGPT entered an Addendum to SL Agreement with NYC English, pursuant to which, AIEnglishGPT in addition to the purchases of the Specified Products shall pay to NYC English for leasing of the digital asset of the Specified Products and consultancy service on product development to align with the latest business needs. Both parties agreed that the payment of leasing of the digital asset and product consultancy service can be used to fulfill the minimum purchases as set out in SL Agreement.

Note 8: Subsequent Events

In accordance with ASC 855-16, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued.

On July 5, 2023, NYC English LLC changed its name to AIEnglishGPT LLC.

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

Our significant accounting policies are described in the notes to our financial statements for the three months ended June 30, 2023 and 2022, and are included elsewhere in this Form 10-Q.

Business Overview

LNPR Group Inc. was incorporated in the State of Colorado on November 6, 2007. On October 3, 2022, an entity named “NYCEdutec LLC” whose name was subsequently changed to “AIEnglishGPT LLC" (“AIEnglishGPT”) was formed in the State of Utah. On November 22, 2022, the manager of AIEnglishGPT, Mark Emerson (who also serves as our Chief Executive Officer and director), approved the issuance to the Company of all of the equity interests of AIEnglishGPT. As a result, AIEnglishGPT is now a wholly-owned subsidiary of the Company. Prior to the equity issuance to the Company, AIEnglishGPT had no operations.

On December 12, 2022, AIEnglishGPT entered into a Software License Agreement with NYC English, LLC (“NYC English”), a Utah limited liability company which is controlled by the Company’s CEO, Mark Emerson. The initial term of the agreement is until December 31, 2024. Unless terminated pursuant to the agreement, the agreement may be renewed by mutual written agreement of the parties. Each of AIEnglishGPT and NYC English may immediately terminate and/or temporarily suspend the agreement at any time in the event of several defaults detailed in the agreement.

Pursuant to the agreement, AIEnglishGPT is appointed by NYC English as the non-exclusive licensee of all three levels of NYC English software (the “Products”) throughout the world. During the initial term, AIEnglishGPT is required to make (or arrange for) minimum purchases of the Products as set out in SL Agreement. The suggested retail price for the Products and the purchase price of the Products by AIEnglishGPT will be decided between the parties at a later date.

Due to the agreement, as well as other factors, as of December 12, 2022, we ceased being a “shell company.”

Through our wholly-owned subsidiary, AIEnglishGPT, we are now building artificial intelligence with 20 unique engines to capture and analyze behavioral data from millions of users enabling high-quality, individualized teaching on a huge scale. Our AI-powered ‘Super Teachers’ will solve the problem that human teachers are in short supply and bring more effective, affordable, and personalized teaching to all. We are currently building 'AI English’ to address the growing demand for fluency in English.

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated a net loss of $1,389,124 during the six months ended June 30, 2023. As of June 30, 2023, the Company’s current assets exceeded its current liabilities by $37,491. As of June 30, 2023, the Company had $2,888 of cash.

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

Results of Operations during the six-months ended June 30, 2023 as compared to the six-months ended June 30, 2022.

We have not generated any revenues during the six months ended June 30, 2023 and 2022. We had total operating expenses of $923,633 related to general and administrative expenses during the six months ended June 30, 2023, compared to total operating expenses of $3,600 during the six months ended June 30, 2022. We incurred zero interest expense during the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, we had a net loss of $1,389,124 and $27,300 respectively, mainly due to our general and administrative expenses which includes research and development expenses, contract for service fee, officers fees, leasing expenses on digital assets, meal and travelling expenses, general administration fees, and professional fees, as well as share-based compensation expenses.

Liquidity and Capital Resources

At June 30, 2023, we had a cash balance of $2,888, which represents a $1,802 increase from the $1,086 cash balance at December 31, 2022. This increase was primarily as a result of proceeds from issuance of common stocks and funds advanced from a director. Our working capital surplus at June 30, 2023 was $37,491, as compared to a working capital deficit of $268,876 at December 31, 2022, respectively.

For the six months ended June 30, 2023, we incurred a net loss of $1,389,124 (for the six months ended June 30, 2022: $27,300). Net cash flows used in operating activities was $1,216,548 for the six months ended June 30, 2023 (for the six months ended June 30, 2022: nil).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $1,389,124 for the six months ended June 30, 2023, and has an accumulated deficit of $2,530,643 at June 30, 2023. These events and conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern.

Nevertheless, the Company prepared the financial statements based on the assumption that the Company can be operated as a going concern and is of the view that the Company will have sufficient working capital to finance its operations in the next twelve months from the end of the reporting period, after taking into consideration of the followings,

(i)	The Company has cash and cash equivalents of $2,888 and net assets of $37,491 as of June 30, 2023.
(ii)	The management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities to support the operations and the growth of the business as well as the product development. In January through June of 2023, the Company successfully raised $1,230,000 in funding. The Company would also raise additional capital to launch its AI product into the market;
(iii)	The management expects the Company will generate positive cash flows from operating activities upon the launch of its AI-powered product, which is expected to be in Q4 of 2023;
(iv)	management will implement necessary measures to improve its liquidity condition, including but not limited to, tightening cost controls over various expenses and demanding a longer settlement period for the director’s fee and payments to related parties. The management also understood that the director is willing to provide financial support to the Company to cover our operating costs where necessary and in due course in the next twelve months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Mark Emerson who serves as our principal executive officer, and our Chief Financial Officer, Eng Wah Kung who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Emerson and Kung evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of June 30, 2023.

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

With respect to the six months ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the six months ended June 30, 2023, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2023, a total of 2,327,455 shares were issued to Thomas Irle, the SVP Global Business Development & Operations of the Company for his services under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

This sales were exempt under Rule 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We did not engage in any general solicitation or advertising in connection with the issuance of the shares of Common Stock. No selling commissions were paid in connection with the sales of the shares of Common Stock.

On June 14, 2023, the Company sold 250,000 shares of Common Stock for $50,000 to David Park.

This sales were exempt under Rule 506(b) under Regulation D promulgated under the Securities Act. The investor was an “accredited investor” as defined in Rule 501 under the Securities Act. We did not engage in any general solicitation or advertising in connection with the issuance of the shares of Common Stock. No selling commissions were paid in connection with the sales of the shares of Common Stock.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Consulting Agreement Dated May 17, 2023 with Mark Emerson
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNPR GROUP, INC.

Date: August 14, 2023	By:	/s/ Mark Emerson
Mark Emerson, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Eng Wah Kung
Eng Wah Kung, Chief Financial Officer (Principal Financial and Accounting Officer)

