Form 10-Q
period 2023-09-30
LNPR GROUP INC.
filed 2023-11-14
CIK 1454510

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

The number of shares outstanding of the registrant’s common stock on November 14, 2023, was 64,479,504.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LNPR GROUP INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$80,748	$1,086
Deposit and prepayment	228,000	–
TOTAL ASSETS	$308,748	$1,086

LIABILITIES AND SHAREHOLDERS' DEFICIT
LIABILITIES
Current liabilities
Accruals and other payables	$405,763	$234,112
Amount due to a director	28,000	35,850
TOTAL LIABILITIES	433,763	269,962

SHAREHOLDERS' DEFICIT
Preferred Stock, par value $0.10 per share; Authorized 10,000,000 shares; issued and outstanding -0- shares	–	–
Common Stock, par value $0.001 per share; Authorized 1,000,000,000 shares; issued and outstanding 62,312,837 and 47,985,382 as of September 30, 2023 and December 31, 2022, respectively	628,208	613,881
Capital paid in excess of par value	2,339,926	258,762
Accumulated deficit	(3,093,149)	(1,141,519)
TOTAL SHAREHOLDERS' DEFICIT	(125,015)	(268,876)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$308,748	$1,086

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

General and administrative expenses	$(562,506)	$(1,800)	$(1,486,139)	$(5,400)
Total operating expenses	(562,506)	(1,800)	(1,486,139)	(5,400)
Loss from operations	(562,506)	(1,800)	(1,486,139)	(5,400)

Share-based compensation	–	(4,823)	(465,491)	(28,523)
Impairment loss	–	–	–	–
Total other expense	–	(4,823)	(465,491)	(28,523)

Loss before Income Tax	(562,506)	(6,623)	(1,951,630)	(33,923)
Provision for income taxes	–	–	–	–
Net loss	$(562,506)	$(6,623)	$(1,951,630)	$(33,923)

Foreign currency translation adjustment	–	–	–	–
Total comprehensive loss	$(562,506)	$(6,623)	$(1,951,630)	$(33,923)

Net loss per common share – basic	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Net loss per common share – diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding basic	61,410,663	44,556,329	58,204,421	44,556,329
Weighted average common shares outstanding diluted	61,410,663	44,556,329	58,204,421	44,556,329

The accompanying notes are an integral part of these unaudited financial statements

LNPR GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 2022	47,985,382	$613,881	$258,762	$(1,141,519)	$(268,876)

Issuance of common stock upon debt conversion	4,000,000	4,000	26,000	–	30,000
Issuance of common stock	10,327,455	10,327	2,055,164	–	2,065,491
Net loss	–	–	–	(1,951,630)	(1,951,630)
Balance at September 30, 2023	62,312,837	$628,208	$2,339,926	$(3,093,149)	$(125,015)

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net loss	$(1,951,630)	$(33,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Share Based Compensation	465,491	28,523

Changes in assets and liabilities:
Prepaid expenses & deposits	(228,000)	–
Accrued expense and other payable	171,651	(6,400)

Net cash used in operating activities	(1,542,488)	(11,800)

Cash flows from financing activities:
Proceeds from sale of common stock	1,630,000	–
Proceeds from related parties	–	11,800
Repayment to a director	(7,850)	–
Net cash generated from financing activities	1,622,150	11,800

Net increase in cash	79,662	–
Effect on changes in foreign exchange rate	–	–
Cash at beginning of period	1,086	1,085
Cash at end of period	$80,748	$1,085

Supplemental disclosure information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash transactions:
Expenses paid by related parties on behalf of the Company	$–	$–
Common stocks issued to shareholder	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

LNPR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED

SEPTEMBER 30, 2023

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

On July 5, 2023, NYCEdutec, LLC changed its name to AIEnglishGPT LLC.

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

There were no potentially dilutive instruments outstanding during the period ended September 30, 2023 and year ended December 31, 2022.

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

The Company expects to recognize the consolidated financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no consolidated financial statement benefit is recognized. As of September 30, 2023 and December 31, 2022, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

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

On January 24, 2023, the Company issued 750,000 common stocks at $0.20 per share for a total consideration of $150,000 to an individual shareholder David Park.

On February 28, 2023, the Company issued 5,000,000 common stocks at $0.20 per share for a total consideration of $1,000,000 to an individual shareholder Jason Kizer.

On April 21, 2023, a total of 2,327,455 shares were issued to Thomas Irle, the SVP Global Business Development & Operations of the Company for his services under the 2022 Stock Incentive Plan which was adopted on June 7, 2022.

On June 14, 2023, the Company issued 250,000 common stocks at $0.20 per share for a total consideration of $50,000 to an individual shareholder David Park.

On July 25, 2023, the Company issued 1,500,000 common stocks at $0.20 for a total consideration of $300,000 to an individual shareholder David Park.

On September 29, 2023, the Company issued 500,000 common stocks at $0.20 for a total consideration of $100,000 to an individual shareholder David Park.

SHARE-BASED COMPENSATION

The following table summarizes the Company's total share-based compensation expense recognized in operating overhead expense, as applicable:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Restricted Common Stocks – shares compensation for service rendered	$–	$4,823	$465,491	$28,523

Total Share-based compensation expense	–	4,823	465,491	28,523

2022 Stock Incentive Plan

The LNPR Group, Inc. 2022 Stock Incentive Plan (the “SIP 2022”) provides for the issuance of up to 6,500,000 Common Stock subject to adjustment as to the number and kind of shares. The SIP 2022 authorizes the Company to grant incentive and non-qualified options and to grant restricted stock awards and units of the Company’s Common Stock. The Board of Directors will be the initial administrator of the SIP 2022 and will have the powers and authority set forth in the SIP 2022 to grant options and restricted stock awards.

As of January 25, 2022, the Company cancelled 23,350,000 common stocks for a total consideration of $23,350 and issued 23,700,000 common stocks at par value for a total of $23,700 which consisted of 22,000,000 shares of common stocks to Paul Falconer (the Company’s ex-CEO and the owner of Falconer Family Office (“FFO”) and 1,700,000 common stocks to FFO for services.

On April 21, 2023, a total of 2,327,455 shares at a fair value of total $465,491 were issued to Thomas Irle, the SVP Global Business Development & Operations of the Company for his services under the SIP 2022 which was adopted on June 7, 2022. Upon such issuance, there were no remaining stocks awards available for issuance under the SIP 2022.

Note 4 – Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net loss attributable to common stockholders	$(562,506)	$(6,623)	$(1,951,630)	$(33,923)

Basic weighted average outstanding shares of common stock	61,410,663	44,556,329	58,204,421	44,556,329
Dilutive effects of common stock equivalents	–	–	–	–
Dilutive weighted average outstanding shares of common stock	61,410,663	44,556,329	58,204,421	44,556,329
Net loss per share of common stock - basic and diluted	(0.01)	(0.00)	(0.03)	(0.00)

Note 5 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income tax:
Net operating loss:	$(562,506)	$(6,623)	$(1,951,630)	$(33,923)
Valuation allowance	562,506	$6,623	$1,951,630	$33,923

Total income tax	$–	$–	$–	$–

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,	December 31,
	2023	2022
	(Unaudited)

Total deferred tax asset/(liability)	$–	$–

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

On January 24, 2023, AIEnglishGPT entered an Addendum to SL Agreement with NYC English, pursuant to which, AIEnglishGPT in addition to the purchases of the Specified Products shall pay to NYC English for leasing of the digital asset of the Specified Products and consultancy service on product development to align with the latest business needs. Both parties agreed that the payment of leasing of the digital asset and product consultancy service can be used to fulfill the minimum purchases as set out in the SL Agreement. During the nine months ended September 30, 2023, AIEnglishGPT incurred a digital assets leasing expenses of $129,500 and a product consultancy fee of $360,000 (nil for both in the nine month period September 30, 2022). As of September 30, 2023, AIEnglishGPT has a prepayment balance of digital asset leasing expenses of $46,000 at NYC English (nil as of December 31, 2022).

The amount due to Paul Falconer was $11,800 as of both September 30, 2023 and December 31, 2022 arising from his advance to the Company for the payments of routine operating expenditure. The advance was unsecured, interest free and payable on demand. Paul Falconer was the former Chief Executive Officer and director of the Company.

The amount due to Mark Emerson was $28,000 as of September 30, 2023 ($35,850 as of December 31, 2022) arising from his advance to the Company for the payments of routine operating expenditure. The advance was unsecured, interest free and payable on demand. Mark Emerson is currently the Chief Executive Officer and director of the Company.

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

2023 Stock Incentive Plan

On October 12, 2023, the Board of Directors of the Company approved the 2023 Stock Incentive Plan (the “SIP 2023”) which provides for the issuance of up to 12,000,000 Common Stock subject to adjustment as to the number and kind of shares. The SIP 2023 authorizes the Company to grant both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards to the Company’s employees, officers and directors, as well as consultants and advisors to the Company. The Board of Directors will be the initial administrator of the Stock Incentive Plan and will have the powers and authority set forth in the Stock Incentive Plan to grant options and restricted stock awards. No awards can be granted under the Plan after the expiration of 10 years from the Effective Date but awards previously granted may extend beyond that date.

Management has been and continues to be in negotiation with around 30 potential employees in order to secure the talents for the operation and the expansion of the Company over the next six to nine months.

On October 30, 2023, David Park purchased 2,166,667 common stock at $0.15 per share for a total consideration of $325,000.

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

Our significant accounting policies are described in the notes to our financial statements for the three-months ended September 30, 2023 and 2022, and are included elsewhere in this Form 10-Q.

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

Going Concern Uncertainty

As shown in the accompanying financial statements, the Company generated a net loss of $562,506 during the three-months ended September 30, 2023. As of September 30, 2023, the Company’s current liabilities exceeded its current assets by $125,015. As of September 30, 2023, the Company had $80,748 of cash.

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

Results of Operations during the three-months ended September 30, 2023 as compared to the three-months ended September 30, 2022.

We have not generated any revenues during the three-months ended September 30, 2023 and 2022. We had total operating expenses of $562,506 related to general and administrative expenses during the three-months ended September 30, 2023, compared to total operating expenses of $1,800 during the three-months ended September 30, 2022. We incurred zero interest expense during three-months ended September 30, 2023 and 2022. During the three-months ended September 30, 2023 and 2022, we had a net loss of $562,506 and $6,623, respectively, mainly due to our general and administrative expenses which includes research and development expenses, contract for service fee, officers fees, leasing expenses on digital assets, meal and travelling expenses, general administration fees, and professional fees.

Results of Operations during the nine-months ended September 30, 2023 as compared to the nine-months ended September 30, 2022.

We have not generated any revenues during the nine-months ended September 30, 2023 and 2022. We had total operating expenses of $1,486,139 related to general and administrative expenses during the nine-months ended September 30, 2023, compared to total operating expenses of $5,400 during the nine-months ended September 30, 2022. We incurred zero interest expense during nine-months ended September 30, 2023 and 2022. During the nine-months ended September 30, 2023 and 2022, we had a net loss of $1,951,630 and $33,923, respectively, mainly due to our general and administrative expenses which includes research and development expenses, contract for service fee, officers fees, leasing expenses on digital assets, meal and travelling expenses, general administration fees, and professional fees.

Liquidity and Capital Resources

At September 30, 2023, we had a cash balance of $80,748, which represents a $79,662 increase from the $1,086 cash balance at December 31, 2022. This increase was primarily as a result of proceeds from issuance of common stocks to investors. Our working capital deficit at September 30, 2023 was $125,015, as compared to a working capital deficit of $268,876 at December 31, 2022, respectively.

For the nine-months ended September 30, 2023, we incurred a net loss of $1,951,630 (for the nine-months ended September 30, 2022: $33,923). Net cash flows used in operating activities was $1,542,488 for the nine-months ended September 30, 2023 (for the nine-months ended September 30, 2022: $11,800).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses from operations of $1,951,630 for the nine-months ended September 30, 2023, and has an accumulated deficit of $3,093,149 at September 30, 2023. These events and conditions indicate the existence of a material uncertainty which may cast significant doubt about the Company’s ability to continue as a going concern.

Nevertheless, the Company prepared the financial statements based on the assumption that the Company can be operated as a going concern and is of the view that the Company will have sufficient working capital to finance its operations in the next twelve months from the end of the reporting period, after taking into consideration the following:

(i)	the Company has cash and cash equivalents of $80,748 and net assets of $308,748 as of September 30, 2023;
(ii)	management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of equity securities to support the operations and the growth of the business as well as the product development. In January through September of 2023, the Company successfully raised $1,630,000 in funding. The Company would also raise additional capital to launch its AI product into the market;
(iii)	management expects the Company will generate positive cash flows from operating activities upon the launch of its AI-powered product, which is expected to be in Q1 of 2024; and
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Mark Emerson who serves as our principal executive officer, and our Chief Financial Officer, Eng Wah Kung who serves as our principal accounting and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Messrs. Emerson and Kung evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2023.

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

With respect to the three-months ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation regarding the three-months ended September 30, 2023, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the Company’s three-months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2023, we sold 1,500,000 shares of Common Stock at $0.20 per share for total consideration of $300,000 to an individual shareholder, David Park.

On September 29, 2023, we sold 500,000 shares of Common Stock at $0.20 per share for total consideration of $100,000 to an individual shareholder David Park.

This sales above were exempt under Rule 506(b) under Regulation D. The investor was an “accredited investor” as defined in Rule 501 under the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising in connection with the issuance of the shares of Common Stock. No selling commissions were paid in connection with the sales of the shares of Common Stock.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1*	Binding Letter of Intent with Star Alliance International Corp. dated September 25, 2023
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer
32.2**	Section 1350 Certification of Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*Filed with this Report.

**Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LNPR GROUP, INC.

Date: November 14, 2023	By:	/s/ Mark Emerson
Mark Emerson, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Eng Wah Kung
Eng Wah Kung, Chief Financial Officer (Principal Financial and Accounting Officer)

